Form 10-K
period 2009-06-30
PSM HOLDINGS INC
filed 2009-09-28
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-151807

PSM Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	90-0332127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 N. Main Street, Roswell, New Mexico 88201
(Address of principal executive offices and Zip Code)

Issuer’s telephone number, including area code:  (575) 624-4170

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [    ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]    No [   ]       (2)  Yes  [   ]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [   ]                                                      Accelerated Filer  [   ]
Non-accelerated Filer  [   ]                                                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,849,195, computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At September 25, 2009, there were 12,943,494 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On August 11, 2009, the registration statement of PSM Holdings, Inc. (the "Company"), filed on Form S-1 (Commission File No. 333-151807) (the “Form S-1 Registration Statement”) relating to the resale of 1,033,100 outstanding shares of common stock, was declared effective by the Securities and Exchan e Commission (the “SEC”).  A detailed description of the offering is included in the Form S-1 Registration Statement.

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Our Form S-1 Registration Statement did not contain the certified financial statements contemplated by Rule 15d-2 for the year ended June 30, 2009; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

Table of Contents

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PSM HOLDINGS, INC. and
SUBSIDIARY

FINANCIAL REPORT

June 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PSM Holdings, Inc. and Subsidiary
Roswell, New Mexico

We have audited the accompanying balance sheets of PSM Holdings, Inc., (a Nevada corporation) and Subsidiary (the "Company"), as of June 30, 2009 and 2008, and the related statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits of the financial statements as described above in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiary as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The mortgage industry has gone through a significant consolidation over the past two years with many sub-prime lenders going out of business.  The foreclosures in 2008 and 2009 have caused a credit tightening, making qualifying for loans more difficult for borrowers.  The U.S. housing market as a whole is undergoing a significant contraction with lenders and investors tightening their credit standards causing a decrease in  mortgage origination volumes in 2009 and 2009.   See Note 15 to the financial statements for more information regarding industry risk.

In accordance with Government Auditing Standards, we have also issued a report dated September 25, 2009 on our consideration of PSM Holdings, Inc. and Subsidiary’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated September 25, 2009, on PSM Holdings, Inc. and Subsidiary’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Accounting & Consulting Group, LLP
Certified Public Accountants

Carlsbad, New Mexico
September 25, 2009

PSM HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$83,158	$11,869
Accounts receivable, net of allowance for doubtful accounts, 2009 - $12,500 and 2008 - $0	90,415	75,296
Marketable securities	42,039	59,282
Total current assets	215,612	146,447

Property and equipment, net	27,516	35,535

Loan receivable	94,206	100,351

NWBO License, net of accumulated amortization, 2009 - $189,218 and 2008 - $130,289	635,781	694,710

Total Assets	$973,115	$977,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$97,203	$108,607
Accrued liabilities	9,268	8,715
Bank overdraft	-	4,792
Total current liabilities	106,471	122,114

Long-term Liabilities:
Due to related party	110,000	80,000
Total long-term liabilities	110,000	80,000

Total Liabilities	216,471	202,114

Commitment and contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,942,294 and
12,893,367 shares issued and outstanding at June 30, 2009 and 2008, respectively	12,942	12,893
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at June 30, 2009 and 2008, respectively	-	-
Treasury stock, at cost (shares held: 179,495 and 21,600 at June 30, 2009 and 2008, respectively)	(72,747)	(22,747)
Additional paid in capital	4,244,502	3,527,840
Accumulated other comprehensive (loss) income, net of deferred tax	(9,770)	1,002
Accumulated deficit	(3,418,283)	(2,744,059)
Total stockholders' equity	756,644	774,929

Total Liabilities and Stockholders' Equity	$973,115	$977,043

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2009	2008
Revenues	$3,251,890	$2,539,234

Operating expenses:
Brokerage commission	2,943,450	2,167,348
Selling, general and administrative	908,572	866,996
Depreciation and amortization	69,628	70,941
Total operating expenses	3,921,650	3,105,285

Loss from operations	(669,760)	(566,051)

Non-Operating Income (Expense):
Interest expense	(6,619)	(7,937)
Interest and dividend income	9,824	20,747
Realized gain (loss) on sale of securities	(7,669)	4,335
Total non-operating income (expense)	(4,464)	17,145

Loss from continuing operations before income tax	(674,224)	(548,906)

Provision for income tax	-	-

Net loss from continuing operations	(674,224)	(548,906)

Discontinued operations:
Loss from discontinued operations	-	(154,611)

Net loss	(674,224)	(703,517)

Other comprehensive (loss):
Unrealized (loss) on marketable securities	(10,772)	(13,938)

Comprehensive gain (loss)	$(684,996)	$(717,455)

Net loss per common share and equivalents -
basic and diluted:
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	-	(0.01)
	$(0.05)	$(0.05)

Weighted average shares of share capital outstanding
- basic and diluted	12,923,555	12,865,119

Weighted average number of shares used to compute basic and diluted loss per share for the year ended June 30, 2009 and 2008 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated other
	Common Stock		Additional	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	ParValue	Paid in Capital	Stock	(Loss) Income	Deficit	Equity
Balance, June 30, 2007	12,836,872	$12,837	$3,103,819	$-	$14,940	$(2,040,542)	$1,091,054

Shares sold under stock purchase plan	56,495	56	119,944	-	-	-	120,000
Stock transferred from President	(203,880)	(204)	(294,173)	-	-	-	(294,377)
Stock issued to branch owners	203,880	204	294,173	-	-	-	294,377
Purchase of treasury stock	-	-	-	(22,747)	-	-	(22,747)
Capital contribution	-	-	9,700	-	-	-	9,700
Forgiveness of debt by an officer	-	-	294,377	-	-	-	294,377
Unrealized loss on marketable securities	-	-	-	-	(13,938)	-	(13,938)
Net loss	-	-	-	-	-	(703,517)	(703,517)
Balance, June 30, 2008	12,893,367	$12,893	$3,527,840	$(22,747)	$1,002	$(2,744,059)	$774,929

Stock transferred from President	(223,181)	(223)	(172,241)	-	-	-	(172,464)
Stock issued to branch owners	223,181	223	172,241	-	-	-	172,464
Stock issued - stock issuance plan	48,927	49	78,798	-	-	-	78,847
Purchase of treasury stock	-	-	-	(50,000)	-	-	(50,000)
Capital contribution	-	-	465,400	-	-	-	465,400
Forgiveness of debt by an officer	-	-	172,464	-	-	-	172,464
Unrealized loss on marketable securities	-	-	-		(10,772)	-	(10,772)
Net loss	-	-	-		-	(674,224)	(674,224)
Balance, June 30, 2009	12,942,294	$12,942	$4,244,502	$(72,747)	$(9,770)	$(3,418,283)	$756,644

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,224)	$(703,517)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	12,500	1,719
Depreciation and amortization	69,628	72,066
Non-cash commissions contributed by an officer	172,464	294,377
Share based payment awards	78,847	-
Non cash interest income	-	(1,606)
Gain (loss) on sale of marketable securities	7,669	(4,335)
(Increase) decrease in current assets:
Receivables	(27,619)	(47,454)
Prepaid expenses	-	75
Accrued interest receivable	(3,008)	(308)
Increase (decrease) in current liabilities:
Accounts payable	(11,404)	6,590
Accrued liabilities	554	(2,399)
Bank overdraft	(4,792)	4,792
Net cash used in operating activities	(379,385)	(380,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,680)	(5,341)
Proceeds from loan and notes receivable	9,152	54,180
Purchase of treasury stock	(50,000)	-
Proceeds from sale of marketable securities	36,880	17,938
Purchase of marketable securities	(38,078)	(17,051)
Net cash (used in) provided by investing activities	(44,726)	49,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from issuing equity instruments	-	120,000
Cash receipts from capital contributions	465,400	9,700
Cash receipts from loan from related party	30,000	80,000
Net cash provided by financing activities	495,400	209,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,289	(120,574)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	11,869	132,443

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$83,158	$11,869

See Note 4 - Statements of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background
As used herein and except as otherwise noted, the Company shall mean PSM Holdings, Inc. and its wholly owned subsidiary PrimeSource Mortgage, Inc.

The Company was incorporated under the laws of the State of Utah on March 12, 1987, as Durban Enterprises, Inc. On July 19, 2001, Durban Enterprises, Inc., created a wholly owned subsidiary called Durban Holdings, Inc., a Nevada corporation, to facilitate changing the domicile of the Company to Nevada.  On August 17, 2001, Durban Enterprises, Inc. merged with and into Durban Holdings, Inc., leaving the Nevada Corporation as the survivor.  The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company.  Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

Business Activity
PrimeSource Mortgage, Inc., the wholly owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.  PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement.  PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  PrimeSource Mortgage, Inc. will then return to the originator a percentage of the commission and fee split in stock awards.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 20 states:  Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, South Dakota, Tennessee, Texas, Washington, and Wyoming.

Summary of Significant Accounting Policies
The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements.  The financial statements and notes are the representation of PSM Holdings, Inc.’s management who is responsible for their integrity and objectivity.  The financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  The Financial Accounting Standards Board (FASB) is the accepted standard-setting body for establishing accounting and financial reporting principles.

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc. and its wholly owned subsidiary PrimeSource Mortgage, Inc.  All material intercompany transactions have been eliminated in consolidation.

Use of Estimates
Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of other non-current assets, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

Cash and Cash Equivalents
For the purposes of the statement of cash flows, cash and cash equivalents include cash on hand and cash in checking and savings accounts, and all investment instruments with an original maturity of three months or less.

Accounts Receivable
Accounts receivable represent commissions earned on closed loans and fees charged to new branch offices that the Company has not yet received payment.  Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end.  The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of branch owner’s ability to pay. The Company recorded an allowance for doubtful accounts of $12,500 and $0 for the years ended June 30, 2009 and 2008, respectively.

Loan Receivable
The loan receivable is stated at the unpaid principal balance.  Interest income is recognized in the period in which it is earned.

Investments in Marketable Securities
Investments consist of equity securities categorized as available-for-sale which includes securities that are not classified in either the held-to-maturity category or the trading category.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the securities are recognized at fair value, with unrealized holding gains and losses included as other comprehensive income, net of any deferred income taxes and reported as a net amount in a separate component of stockholders’ equity until realized.  Interest and dividends earned on investment securities are recognized in the period in which they are received.  Interest and dividends are reported in the non-operating income section of the Consolidated Statements of Operations.

Property and Equipment
Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows.  Expenditures for maintenance and repairs are charged to expense as incurred.

Furniture, fixtures and office equipment	5-7 years
Computer equipment	5 years

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.  In addition, there is the deferred tax asset which represents the economic value of various tax carryovers.

Taxes Collected and Remitted to Governmental Authorities
When applicable, the Company collects New Mexico gross receipts taxes from its customers and remits them to the required governmental authorities.  Related revenues are reported net of applicable taxes collected and remitted to governmental authorities.

Advertising
Advertising costs are expensed as incurred.  Advertising expense was $16,194 and $23,712  for the years ended June 30, 2009 and 2008, respectively.  Advertising expense included in discontinued operations for the year ended June 30, 2008 was $5,844.

Share Based Payment Plan
Under the 2002 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.  The Branch Owner Stock Program provides for issuance of stock to branch owners for outstanding performance. The Company uses the fair value method pursuant to SFAS 123 – Accounting for Stock Based Compensation to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties.  The Company has a network of independently owned branch offices that originate mortgage loans from which the Company receives a percentage of the fees earned by the branch.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

The Company also generated less than 1% and approximately 3% of total revenue from fees charged to new branch offices for joining the network during the years ended June 30, 2009 and 2008, respectively.  The fee is recognized as revenue when the new branch signs agreements to join the network, in accordance with generally accepted accounting principles.

Beginning May of 2009, the Company receives a fee on the warehouse line of credit of one eighth of one percent (1/8%) of the loan amount on loans closed on the line.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

Selling, general, and administrative costs are charged to expense as incurred.

Reclassification
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.  Following are the more significant reclassifications:

Management has determined that its investments in marketable securities are short-term and available for current use.  Accordingly, investments in marketable securities with a fair value of $59,282 were reclassified as current assets for the year ended June 30, 2008.

Recent Accounting Pronouncements
The Company has evaluated the possible effects on it financial statements of the following accounting pronouncements:

FASB Statement No. 162 – the Hierarchy of Generally Accepted Accounting Principles - This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company plans to adopt this statement prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The statement is not expected to have a significant effect on the financial statements of the Company.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

EITF Issue No. 07-1 Accounting for Collaborative Arrangements - The objective of this issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties in each entity’s respective income statement pursuant to the guidance in Issue 99-19. An entity should not apply the equity method of accounting under Opinion 18 to activities of collaborative arrangements. Information related to individually significant collaborative arrangements should be disclosed separately.

This issue shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt this statement prospectively as of the beginning of the fiscal year in which this Statement is initially applied. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The statement is not expected to have a significant effect on the financial statements of the Company.

FASB Statement No. 141 (revised 2007)-Business Combinations - This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The statement is not expected to have a significant effect on the financial statements of the Company.

FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 - This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company plans to adopt this statement prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The statement is not expected to have a significant effect on the financial statements of the Company.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the year ended June 30, 2009.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts.  The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. Changes in the allowance for doubtful accounts during the year ended June 30, 2009 and 2008 were as follows:

	2009	2008
Allowance for doubtful accounts, July 1	$-	$-
Additions charged to expenses	12,500	-
Allowance for doubtful accounts, June 30	$12,500	$-

NOTE 3 – PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Fixtures and equipment	$114,563	$111,883
Accumulated depreciation	(87,047)	(76,348)
Property and equipment, net	$27,516	$35,535

Depreciation expense for the years ended June 30, 2009 and 2008, was $10,699 and $13,137, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	2009	2008
Cash paid for interest	$6,619	$7,937
Cash paid for income taxes	-	-

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

Non-cash investing and financing activities during the years ended June 30, 2009 and 2008 were as follows:

	2009	2008
Stock issuance and transfers (Note 8):
Stock transferred from Company President to branch owners	$(172,464)	$(294,377)
Stock issued to branch owners as a result of transfer from the Company President	172,464	294,377

Loan repayment from related party in exchange for stock included in Treasury Stock on the Balance Sheet	-	22,747

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES
Cost and fair value of marketable securities at June 30, 2009 and 2008, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
Available for Sale
Equity Securities	$50,685	$1,029	$(9,675)	$42,039

June 30, 2008
Available for Sale
Equity Securities	$57,157	$6,149	$(4,024)	$59,282

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding losses on available for sale securities in the amount of $8,646 and net unrealized holding gains of $2,125 for the years ended June 30, 2009 and 2008, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the periods ending June 30, 2009 and 2008 was $0.

Proceeds from the sale of securities available for sale during the year ended June 30, 2009 were $36,880.  Gross realized losses from the sale of securities available for sale and included in earnings was $7,669.  The cost of securities sold is determined by specific identification.

Proceeds from the sale of securities available for sale during the year ended June 30, 2008 were $17,938.  Gross realized gains from the sale of securities available for sale and included in earnings was $4,335.  The cost of securities sold is determined by specific identification.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable
Equity Securities	$27,706	$(6,970)	$3,933	$(2,786)	$31,639	$(9,756)

Total	$27,706	$(6,970)	$3,933	$(2,786)	$31,639	$(9,756)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries.  The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The Company rents a vehicle that is owned by the Company’s President.  The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500.  During the years ended June 30, 2009 and 2008, the Company paid $6,000 and $4,000 respectively under the rental agreement.  As of June 30, 2009 the Company owed a balance of $360 to the LLC due to an increase in rent.

During the year ended June 30, 2009, the Company had the following loan to a related party outstanding:

	Original Loan	Balance due June 30, 2009	Balance due June 30, 2008
Unsecured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined
payment terms	$167,000	$90,890	$100,043
Accrued interest due from NWBO	-	3,316	308
	167,000	94,206	100,351
Less allowance for uncollectible amounts	-	-	-

	$167,000	$94,206	$100,351

During the year ended June 30, 2007 the Company loaned $20,000 to a director.  The loan and accrued interest was repaid with Company stock during the year ended June 30, 2008.  The stock is held by the Company as treasury stock.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

The Company conducted business with a branch office owned by a director of the Company.  Effective July 1, 2006, PrimeSource Mortgage, Inc. purchased the assets of the Roswell branch in exchange for stock with a fair market value of $33,000 as of the date of purchase.  The assets purchased consisted of various office equipment, furniture and fixtures which have been included in property, plant and equipment.  For the year ended June 30, 2008 the commissions paid under the branch agreement were $103,613, which included share based payments of $9,283.  At June 30, 2008 the Company owed the Roswell Branch $2,992 in commissions.  For the year ended June 30, 2009 the commissions paid under the branch agreement were $205,883, which included share based payments of $23,024.  At June 30, 2009 the Company owed the Roswell Branch $9,670 in commissions.

The Company conducted business with the Ruidoso Branch office which is owned by a director of the Company.  For the year ended June 30, 2008 the commissions paid under the branch agreement were $0.  At June 30, 2008 the Company did not owe the Ruidoso Branch any commissions.  For the year ended June 30, 2009 the commissions paid under the branch agreement were $22,845.  At June 30, 2009 the Company did not owe the Ruidoso Branch any commissions.  There were no share based payments during the years ended June 30, 2009 and 2008.

The Company purchased certain services from one of the Company’s directors.  Cash payments for services purchased during the year ended June 30, 2009 and 2008 included in selling, general, and administrative expenses were $54,544 and $59,415, respectively.  Share based payments, included in selling, general, and administrative expenses were recorded at the fair market value as of June 30, 2009 and 2008 amounting to $0, and $42,120, respectively.

During the year ended June 30, 2008 the Company’s President was issued 56,495 shares of common stock of the Company in the amount of $120,000.  The Company issued 25,000 shares valued at $2.00 per share, 21,739 shares valued at $2.30 and 9,756 shares valued at $2.05.  There were no shares issued to the Company President during the year ended June 30, 2009.

The following table represents the Company President’s contributions for the years ended June 30, 2009 and 2008:

	2009	2008
Transfer of personal stock to branch owners in exchange
for services rendered	$172,464	$294,377
Cash contributions	465,400	-
Issuance of common stock to the Company President	-	120,000
Non rent of personal vehicle	-	2,000

Total Contributions from President to Company	$637,864	$416,377

During the years ended June 30, 2009 and 2008, the Company’s President committed to make loans to the Company in the form of transfers of his personal stock of the Company to branch owners in exchange for services rendered during the periods.  As part of his commitment, he has agreed to forgive 100% of the resulting loans to the Company.  Transactions under this agreement for the years ended June 30, 2009 and 2008 were:

	2009	2008
Fair value of stock transferred, recognized as commissions
in the financial statements	$172,464	$294,377
Loan amounts forgiven and recognized as additional
paid in capital in the financial statements	172,464	294,377

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

During the year ended June 30, 2008, the Company entered into a revolving line of credit from the Company’s President to the Holding Company for up to $120,000.  The term of the note is five years at an adjustable interest rate of the Prime Rate minus 0.76%.  The balance of the note at June 30, 2009 and 2008 was $110,000 and $80,000, respectively.

NOTE 7 – INCOME TAXES
The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2009 and 2008, were as follows:

	2009	2008
Deferred tax assets:
Deferred revenue principally due to accrual for
financial reporting purposes	$6,310	$16,516
Deferred revenue due to non deductible expenses
and treatment of marketable securities	26,364	22,131
Net operating loss carry-forwards	1,163,641	1,021,951
Gross deferred tax assets	1,196,315	1,060,598
Valuation allowance	(1,191,807)	(1,055,473)

Total	4,508	5,125

Deferred tax liabilities:
Property and equipment, principally due to
differences in depreciation	4,508	5,125

Total	4,508	5,125

Net deferred tax asset (liability)	$-	$-

A reconciliation of the statutory U. S. federal rate and effective rates is as follows:

Statutory U. S. federal rate	34.0%
State income taxes-net of federal benefit	5.3%

39.3%

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Company’s provision for income taxes differs from applying the statutory U S Federal income tax rate to income before income taxes.  The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

The Company has estimated net operating loss carry-forwards as follows:  U S Federal income tax, expiring 2028, $412,965, expiring 2027, $863,409 and expiring 2026, $996,719 and for state income tax purposes, expiring at various times from five to twenty years, $2,273,093.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 8 – STOCK ISSUANCE
Following is the status of the share based payment plans during the year ended June 30, 2009.

The Company uses the fair value method pursuant to SFAS 123 – Accounting for Stock Based Compensation to account for employee stock compensation costs and to account for share based payments to non-employees.  The fair value of each share granted/issued for services is estimated on the grant/issue date using the Black-Scholes pricing model.

During the year ended June 30, 2009 the Company issued a total of 48,927 shares to an employee, branch owners and consultants under the 2002 Stock Option/Stock Issuance Plan.  The market value of the shares was $78,847 which was charged to selling, general and administrative expenses.

During the year ended June 30, 2009 the Company purchased 157,895 shares of its stock from a single shareholder.  The purchase price of the stock was $50,000.  The stock is held by the Company as treasury stock.

During the year ended June 30, 2008, the Company issued stock under its stock issuance plans.  The Company issued 56,495 shares of common stock to its President in the amount of $120,000.  The issuance occurred as follows:

					Additional
		Market	Purchase	Common	Paid in
Authorization	Board meeting authorized	Price	Price	Stock	Capital
25,000 shares	October 29, 2007	$2.00	$50,000	$25	$49,975
21,739 shares	November 27, 2007	2.30	50,000	21	49,979
9,756 shares	November 27, 2007	2.05	20,000	10	19,990

56,495 shares			$120,000	$56	$119,944

During the years ended June 30, 2009 and 2008, there were no options granted under the 2002 Stock Option/Stock Issuance Plan and at June 30, 2009, there were no options outstanding under the plan.

NOTE 9 – COMMITMENTS

Nationwide By Owners License
On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners.  In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc.

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms.  Amortization expense recorded during the years ended June 30, 2009 and 2008 was $58,929 and $58,929, respectively.  Amortization expense to be recognized for each of the years ending June 30, 2010 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database.  As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval has been obtained between NWBO and a national marketing company.  There are several on-going conversations taking place at this time, but no agreement has been executed.  NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company.  Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two.  Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates:  15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms.  Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the contract.  No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.

Pursuant to the agreement with NWBO, the Company has also committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States of America.

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are independently owned and operated and may choose not to use these lead generating opportunities.  Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices.  From the seven offices that have used the NWBO technology, management believes there are approximately 20% of the loans being derived from the NWBO signs.  However, management also believes there are other benefits from the association for the branches in the form of marketing exposure and the control of a transaction.  If a prospective buyer calls the telephone number on the NWBO sign while looking for a property, and if they are not already working with a realtor, the branch office has the opportunity not only to generate the loan business, but may also refer a lead prospect to a producing realtor in the market area.

The Company has developed a method to measure the value of the NWBO license.  The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches.  The computation is prepared each quarter.  The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license.  The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter.  The value of the license recorded on the balance sheet is book value.  The book value of the license was less than the computed value at June 30, 2009 and 2008.

Lease commitments
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under these lease agreements are that of month-to-month operating leases, and there are no future non-cancelable lease commitments due by the Company.  Total rents paid during the years ended June 30, 2009 and 2008 were $36,480 and $52,250, respectively.  The Company rents various property and equipment under leases and rental agreements with cancellable terms.  Total rents paid under these agreements during the years ended June 30, 2009 and 2008 were $10,022 and $7,148, respectively.  This included $6,000 and $4,000 paid to a related party during the years ended June 30, 2009 and 2008 respectively.

NOTE 10 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the years ended June 30, 2009 and 2008 was 12,923,555 and 12,865,119 respectively.  Loss per common share from continuing operations for the years ended June 30, 2009 and 2008 was $0.05 and $0.04 respectively.  Loss per common share from discontinued operations for the year ended June 30, 2008 was $0.01.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 11 – DISCONTINUED OPERATIONS

Effective March 1, 2008, the Company discontinued operations of the Roswell mortgage origination branch office as a Company-owned office.   The former CFO of the Company took over those operations solely as his own mortgage origination branch office.  The office is part of the Company’s branch network.  A network branch agreement was signed on March 1, 2008.  The Company operated the branch at a loss during the eight months ended February 29, 2008 of $154,611.  The amounts are reported as a separate component of income after income from operations.

NOTE 12 – LINE OF CREDIT

The Company has two warehouse lines of credit.  On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000.  The annual interest rate is 5%.  On June 11, 2009 the Company entered into an additional warehouse line of credit for up to $1,000,000.  The new warehouse line of credit was modified on June 19, 2009 to increase the line to up to $4,000,000.  The annual interest rate on the new line is Wall Street Journal Prime plus ½ %. As of June 30, 2009 no loans had been originated on the new line of credit.  The lines of credit provide short term funding for mortgage loans originated by the branches.  The lines of credit are repaid within 5 to 7 days, when the loan is sold.  The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of June 30, 2009, the Company did not have any amounts outstanding for payment against the lines of credit.

NOTE 13 – FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (FASB Statement No. 157), defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement establishes a hierarchy that prioritizes the inputs used in measuring fair value such that the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). FASB Statement No. 157 became effective for the Company beginning January 1, 2008.  The three levels of the fair value hierarchy under FASB Statement No. 157 are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2
Inputs to the valuation methodology include:
•     Quoted prices for similar assets or liabilities in active markets;
•     Quoted prices for identical or similar assets or liabilities in inactive markets;
•     Inputs other than quoted prices that are observable for the asset or liability;
•     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.  See Note 1 for discussion of valuation methodologies used to measure fair value of investments.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The fair value of the marketable securities were determined using Level 1 inputs. The fair value of the remaining assets and liabilities were determined using Level 2 inputs. The carrying amounts and fair values of the Company's financial instruments at June 30, 2009 and 2008 are as follows:

	June 30, 2009		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and cash equivalents	$83,158	$83,158	$11,869	$11,869
Accounts receivable	90,415	90,415	75,296	75,296
Marketable securities	42,039	42,039	59,282	59,282
Loan receivable	94,206	94,206	100,351	100,351

Financial liabilities:

Accounts payable	$97,203	$97,203	$108,607	$108,607
Accrued liabilities	9,268	9,268	8,715	8,715
Bank overdraft	-	-	4,792	4,792
Due to a related party	110,000	110,000	80,000	80,000

NOTE 14 – CORRECTION OF AN ERROR

During the years ended June 30, 2009 and 2008 the Company’s president transferred stock from his personal shares to branch owners under an arrangement between the Company, the Company’s president, and the Company’s chairman of the board of directors.  In 2009 the Company determined that the transaction is in essence a capital transaction.  Accordingly, amounts not expected to be repaid to the Company president under the arrangement have been charged to additional paid-in-capital during the year ended June 30, 2009, and have been reclassified from retained earnings to additional-paid-in-capital for the year ended June 30, 2008.  The effect is an increase in additional paid-in-capital of $294,377, an decrease in retained earnings of $294,377, and a decrease in loss per share of $0.02.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 15 – INDUSTRY RISK

The Company continues to build on its plan to add additional branches to increase bottom line revenue while continuing its relationship with NationWide By Owner (NWBO); however the Company continues to post losses through the end of its fiscal years ended June 30, 2009 and 2008.  The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention.  The Company has signed some significant branches subsequent to the year ended June 30, 2009, however should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

The mortgage industry has gone through a significant consolidation over the past two years.  The foreclosures in 2008 and 2009 have caused a credit tightening, making qualifying for loans more difficult for borrowers.  PrimeSource Mortgage, Inc. has not experienced credit losses because the Company either has either sold the loan prior to closing, or simply does not fund the loans they originate.

The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes decrease in 2008 and 2009.  The lower rates in 2009 have brought the market back to some degree.  Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

NOTE 16 – SUBSEQUENT EVENTS

The Company has continued to actively recruit and establish new branch offices.  The Company has added three new branch offices to their network subsequent to June 30, 2009.

On June 20, 2008, the Company filed a Registration Statement on Form S-1 to register the sale of 1,033,100 shares of its common stock. The Registration Statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission on August 11, 2009. As a result the Company is now subject to limited reporting obligations under the Securities Exchange Act of 1934, as amended, under Section 15(d) thereof.  All costs associated with the registration filing have been charged to selling, general and administrative costs in the Statements of Operations for the years ended June 30, 2009 and 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2009 and 2008

Consolidated Statements of Operations for the years ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are filed with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	S-1	333-151807	3.1	6/20/08
3.2	Current Bylaws	S-1	333-151807	3.2	6/20/08
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3	Registration Rights Agreement dated July 12, 2002, with Angela Ross	S-1	333-151807	4.3	6/20/08
4.4 & 10.1	2002 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-151807	4.4 & 10.1	6/20/08
10.2	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.3	Office Lease Agreement dated March 1, 2008	S-1	333-151807	10.3	6/20/08
10.4	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.5	Promissory Note dated January 28, 2009, to Jeffrey Smith for the $120,000 revolving line of credit	S-1/A	333-151807	10.5	5/14/09
10.6	Employment agreement with Deborah E. Erickson, as amended*	S-1/A	333-151807	10.6	7/28/09
10.7	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.8	Promissory Note dated October 25, 2006, from Deborah E. Erickson for $20,000	S-1/A	333-151807	10.8	5/14/09
21.1	List of Subsidiaries	S-1	333-151807	21.1	6/20/08
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.

Date: September 28, 2009	By:	/s/ Jeffrey R Smith
Jeffrey R Smith, President

Date: September 28, 2009	By:	/s/ James E. Kunko,
James E. Kunko, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Jeffrey R. Smith
Jeffrey R. Smith	Director & President (Principal Executive Officer)	September 28, 2009

/s/ Ron Hanna
Ron Hanna	Chairman & Executive Vice-President	September 28, 2009

/s/ Douglas F. Smith
Douglas F. Smith	Director	September 28, 2009

/s/ Deborah E. Erickson
Deborah E. Erickson	Director	September 28, 2009

/s/ Matt Lamoreux
Matt Lamoreux	Director	September 28, 2009

/s/ James E. Kunko
James E. Kunko	CFO (Principal Financial and Accounting Officer)	September 28, 2009