Form 10-Q
period 2009-09-30
PSM HOLDINGS INC
filed 2009-11-16
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 333-151807

PSM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	90-0332127
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1112 N. Main Street, Roswell, New Mexico 88201
(Address of principal executive office) (zip code)

(575) 624-4170
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No [X]

As of November 16, 2009, there were 12,970,956 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended September 30, 2009

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009	June 30, 2009
	(UNAUDITED)
Current Assets:
Cash & cash equivalents	$42,011	$83,158
Accounts receivable, net of allowance for doubtful accounts of $12,500 at
September 30, 2009 and June 30, 2009	69,311	90,415
Marketable securities	48,902	42,039
Total current assets	160,224	215,612

Property and equipment, net	24,873	27,516

Loan receivable	94,855	94,206

NWBO License, net of accumulated amortization, September 30, 2009 - $203,951
and June 30, 2009 - $189,218	621,048	635,781

Total Assets	$901,000	$973,115

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$111,583	$97,203
Accrued liabilities	66,335	9,268
Total current liabilities	177,918	106,471

Long-term Liabilities:
Due to related party	100,000	110,000
Total long-term liabilities	100,000	110,000

Total Liabilities	277,918	216,471

Commitment & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,942,294
issued and outstanding at September 30, 2009 and June 30, 2009	12,942	12,942
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at September 30, 2009 and June 30, 2009,	-	-
Treasuary stock, at cost (shares held: 179,495 at September 30, 2009 and June 30, 2009)	(72,747)	(72,747)
Additional paid in capital	4,244,502	4,244,502
Accumulated other comprehensive (loss) income, net of deferred tax	563	(9,770)
Accumulated deficit	(3,562,178)	(3,418,283)
Total stockholders' equity	623,082	756,644

Total Liabilities and Stockholders' Equity	$901,000	$973,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three month period ended
	September 30,
	2009	2008

Revenues	$936,397	$857,857

Operating expenses
Brokerage commission	825,761	772,734
Selling, general and administrative	235,442	216,351
Depreciation and amortization	17,375	17,306
Total operating expenses	1,078,578	1,006,391

Loss from operations	(142,181)	(148,534)

Non-operating income (expense):
Interest expense	(689)	(2,816)
Interest and dividend income	2,479	2,519
Realized gain (loss) on sale of securities	(3,504)	511
Total non-operating income (expense)	(1,714)	214

Loss from continuing operations before income tax	(143,895)	(148,320)

Provision for income tax	-	-

Net loss	(143,895)	(148,320)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10,333	(7,086)

Comprehensive income (loss)	$(133,562)	$(155,406)

Net loss per common share and equivalents
-basic and diluted loss from operations	$(0.01)	$(0.01)

Weighted average shares of share capital outstanding
- basic & diluted	12,942,294	12,907,729

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended September 30, 2009 and 2008 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three month period ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,895)	$(148,320)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,375	17,306
Non-cash commissions contributed by an officer	-	63,430
Share based payment awards	-	3,300
(Gain) loss on sale of marketable securities	3,504	(511)
(Increase) decrease in current assets:
Receivables	21,104	(10,933)
Accrued interest receivable	(649)	(136)
Increase (decrease) in current liabilities:
Accounts payable	14,381	(35,778)
Accrued liabilities	57,067	2,142
Bank overdraft	-	(4,792)
Net cash used in operating activities	(31,113)	(114,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,680)
Proceeds from loan and notes receivable	-	8,914
Proceeds from sale of marketable securities	8,783	11,953
Purchase of marketable securities	(8,817)	(11,489)
Net cash provided by (used in) investing activities	(34)	6,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from capital contributions	-	130,000
Cash payment on loan from related party	(10,000)	-
Net cash provided by (used in) financing activities	(10,000)	130,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(41,147)	22,406

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	83,158	11,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$42,011	$34,275

See Note 3 - Statements of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background
As used herein and except as otherwise noted the term “Company” shall mean PSM Holdings, Inc.

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company.  Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PSM Holdings, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

Business Activity
PrimeSource Mortgage, Inc., the wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc became a wholly owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans. PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement. PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  PrimeSource Mortgage, Inc. will then return to the originator a percentage of the commission and fee split in stock awards.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 20 states:  Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, South Dakota, Tennessee, Texas, Washington, and Wyoming.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2009 were filed on September 28, 2009 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

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

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc. and its wholly-owned subsidiary PrimeSource Mortgage, Inc.  All material intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
For the purposes of the statement of cash flows, cash and cash equivalents includes cash on hand and cash in checking and savings accounts, and all investment instruments with an original maturity of three months or less.

Accounts Receivable
Accounts receivable represent commissions earned on closed loans and fees charged to new branch offices that the Company has not yet received payment. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end.  The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of branch owner’s ability to pay. The Company recorded an allowance for doubtful accounts of $12,500 as of September 30, 2009 and June 30, 2009.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three months period ended September 30, 2009 and 2008 was $2,538 and $1,395, respectively.

Share Based Payment Plan
Under the 2002 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Branch Owner Stock Program provides for issuance of stock to branch owners for outstanding performance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

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

The Company generated no revenue, and less than 1% of total revenues, from fees charged to new branch offices for joining the network during the three months period ended September 30, 2009 and 2008. The fee is recognized as revenue when the new branch signs agreements to join the network, in accordance with generally accepted accounting principles.

Beginning in May of 2009, the Company receives a fee on the warehouse line of credit of one eighth (1/8) of one percent of the loan amount on loans closed on the credit line. The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

Selling, general, and administrative costs are charged to expense as incurred.

Reclassification
Certain accounts in the prior-period financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements.

Recent Accounting Pronouncements
The Company has evaluated the possible effects on it financial statements of the following accounting pronouncements:

FASB ASC 305-10 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles - This Standard supersedes FASB Statement Number 162, the Hierarchy of Generally Accepted Accounting Principles and reorganizes the standards applicable to financial statements of nongovernmental entities that are presented in conformity with GAAP.  The purpose of the Codification is to provide a single source of authoritative nongovernmental GAAP literature, and the Codification is not intended to create new accounting standards or guidance. The Codification includes portions of SEC content related to matters within the basic financial statements for user convenience, but the Codification will not contain all SEC guidance on accounting topics, and will not replace any SEC rules or regulations.  The Codification supersedes all existing GAAP other than as found in the SEC’s rules and regulations, and combines all authoritative standards and guidance related to GAAP from levels A through D of the current hierarchy from FASB, Emerging Issues Task Force (EITF), American Institute of Certified Public Accountants (AICPA) and other private-sector standard-setters, and reorganizes them into two levels – authoritative and nonauthoritative.

The Codification only contains authoritative GAAP and is divided into the following five main areas:
•	General Principles
•	Presentation
•	Financial Statement Accounts
•	Broad Transactions
•	Industry Topics

This Standard is effective for companies with financial statement periods ending after September 15, 2009.  The Company has adopted this statement as of the this quarter.  The statement is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 808-10 Accounting for Collaborative Arrangements - The objective of this standard is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties in each entity’s respective income statement pursuant to the guidance in Issue 99-19. An entity should not apply the equity method of accounting under Opinion 18 to activities of collaborative arrangements. Information related to individually significant collaborative arrangements should be disclosed separately.

This standard shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt this standard prospectively as of the beginning of the fiscal year in which this Statement is initially applied. This Standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The statement is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 805-10 - Business Combinations - This Standard applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Standard replaces FASB Statement No. 141, Business Combinations. This Standard retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Standard. This Standard’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Standard improves the comparability of the information about business combinations provided in financial reports. This Standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Standard is the same as that of the related FASB ASC 810-10, Non-controlling Interests in Consolidated Financial Statements.  The statement is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 810-10 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 - This Standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Standard, and any other applicable standards, until the Board issues interpretative guidance. This Standard amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Standard was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Standard improves comparability by eliminating that diversity. This Standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company plans to adopt this statement prospectively as of the beginning of the fiscal year in which this Standard is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The standard is not expected to have a significant effect on the financial statements of the Company.

In May 2009, the FASB ASC 855-10, "Subsequent Events”.  This Standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Standard will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the three months period ended September 30, 2009.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
	September 30, 2009 (Unaudited)	June 30, 2009
Fixtures and equipment	$114,563	$114,563
Accumulated depreciation	(89,690)	(87,047)

Property and equipment, net	$24,873	$27,516

Depreciation expense for the three months period ended September 30, 2009 and 2008 was $2,643 and $2,574, respectively.

NOTE 3 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES
	Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Cash paid for interest	$689	$2,816

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities were as follows:
	Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Stock issuance and transfers (Note 5):
Stock transferred from Company President to branch owners	$-	$63,430

Stock issued to branch owners as a result of transfer from the Company President	$-	$63,430

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at September 30, 2009 and June 30, 2009, are as follows:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009 (Unaudited)
Available for Sale - Equity Securities	$47,215	$4,863	$(3,176)	$48,902

June 30, 2009
Available for Sale - Equity Securities	$50,685	$1,029	$(9,675)	$42,039

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $1,687 and net unrealized holding losses of $4,961 for the three month periods ended September 30, 2009 and 2008, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the periods ending September 30, 2009 and 2008 was $0.

Proceeds from the sale of securities available for sale during the three month period ended September 30, 2009 were $8,783. Gross realized loss from the sale of securities available for sale and included in the statement of operations was $3,504.  The cost of securities sold is determined by specific identification.

Proceeds from the sale of securities available for sale during the three month period ended September 30, 2008 were $11,953. Gross realized gains from the sale of securities available for sale and included in the statement of operations was $511.  The cost of securities sold is determined by specific identification.

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$9,963	$(799)	$9,465	$(2,377)	$19,428	$(3,176)

Total	$9,963	$(799)	$9,465	$(2,377)	$19,428	$(3,176)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The Company rents a vehicle that is owned by the Company’s President. The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500. During the three months ended September 30, 2009 and 2008, the Company paid $1,500 and $1,000, respectively, under the rental agreement.

The Company had the following loan outstanding to a related party:
	Original Loan	Balance due September 30, 2009 (Unaudited)	Balance due June 30, 2009
Unsecured loans to NWBO Corporation (NWBO) bearing interest at 9.25% annually with no defined payment terms	$167,000	$90,890	$90,890
Accrued interest due from NWBO	-	3,965	3,316
	167,000	94,855	94,206
Less allowance for uncollectible amounts	-	-	-
	$167,000	$94,855	$94,206

The Company conducted business with the Roswell Branch office owned by a director of the Company during the three month period ended September 30, 2009. The branch owner served on the Company’s Board of Directors until July 1, 2009.  For the three month period ended September 30, 2008, commissions paid under the branch agreement were $43,619, which included share based payments of $4,847.  At June 30, 2009, the Company owed the branch owner $9,670 in commissions.

The Company conducted business with the Ruidoso Branch office which is owned by a director of the Company.  For the three month period ended September 30, 2009, commissions paid under the branch agreement were $115.  At September 30, 2009, the Company did not owe any commissions to the Ruidoso Branch owner.  For the three month period ended September 30, 2008, commissions paid under the branch agreement were $3,889. At June 30, 2009, the Company did not owe the Ruidoso Branch any commissions.    There were no share based payments during the three month periods ended September 30, 2009 and 2008.

The Company purchased certain services from one of the Company’s directors. Cash payments for services purchased during the three month periods ended September 30, 2009 and 2008 included in selling, general, and administrative expenses were $8,679 and $15,000, respectively.

The following table represents the Company President’s contributions to the Company:
	Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Transfer of personal stock to branch owners in exchange for services rendered	$-	$63,430
Cash contributions	-	130,000
Total Contributions from President to Company	$-	$193,430

During the three months period ended September 30, 2008, the Company’s President committed to make loans to the Company in the form of transfers of his personal stock of the Company to branch owners in exchange for services rendered during the periods. As part of his commitment, he agreed to forgive 100% of the resulting loans to the Company. Transactions under this agreement were as follows:
	Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Fair value of stock transferred, recognized as commissions in the financial statements	$-	$63,430

Loan amounts forgiven and recognized as additional paid in capital in the financial statements	$-	$63,430

During the year ended June 30, 2008, the Company entered into a revolving line of credit from the Company’s President to the Holding Company for up to $120,000.  The term of the promissory note is five years at an adjustable interest rate of the Prime Rate minus 0.76%.  The balance outstanding of the promissory note at September 30, 2009 and June 30, 2009 was $100,000 and $110,000, respectively.

NOTE 6 – STOCK ISSUANCE

Following is the status of the share based payment plans during the quarter ended September 30, 2009.

The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.  The fair value of each share granted/issued for services is estimated on the grant/issue date using the Black-Scholes pricing model.

During the three month period ended September 30, 2009, the Company did not issue any shares under the 2002 Stock Option/Stock Issuance Plan. The Company has recorded the commission expense of $58,184 payable to the branch owners for brokerage commissions and professional and legal expense of $1,342. The Company has not issued 29,882 common shares to the branch owners and consultant for brokerage commission and professional and legal expenses as of September 30, 2009. The fair value of 29,882 common shares was $59,526 and is recorded in brokerage commissions and selling, general and administrative expenses in the accompanying financial statements.

During the three month period ended September 30, 2008, the Company issued a total of 6,000 shares under the 2002 Stock Option/Stock Issuance Plan. The market value of the shares was $3,300 which was recorded as brokerage commission in the accompanying financial statements.

During the three month period ended September 30, 2009 and 2008, there were no options granted under the 2002 Stock Option/Stock Issuance Plan and at September 30, 2009, there were no options outstanding under the plan.

NOTE 7 – COMMITMENTS

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded during each of the three month periods ended September 30, 2009 and 2008 was $14,732. Amortization expense to be recognized for each of the years ending June 30, 2010 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval has been obtained between NWBO and a national marketing company. There are several on-going conversations taking place at this time, but no agreement has been executed. NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two.  Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms.  Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.

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

The Company has developed a method to measure the value of the NWBO license.  The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is updated each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license is warranted. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is book value. Pursuant to the computations, the book value of the license was less than the computed value at September 30, 2009.

Lease commitments
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The terms under these lease agreements are that of month-to-month operating leases, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three month periods ended September 30, 2009 and 2008 were $9,360 and $9,000, respectively. The Company rents various property and equipment under leases and rental agreements with cancellable terms. Total rents paid under these agreements during the three month periods ended September 30, 2009 and 2008 were $3,131 and $1,974, respectively. This included $1,500 and $1,000 paid to a related party during the three month periods ended September 30, 2009 and 2008, respectively.

NOTE 8 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month periods ended September 30, 2009 and 2008 was 12,942,294 and 12,907,729 respectively. Loss per common share for both the three month periods ended September 30, 2009 and 2008 was $0.01, respectively.

NOTE 9 – LINE OF CREDIT

The Company has two warehouse lines of credit.  On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%. On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000. The new warehouse line of credit was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %. The lines of credit provide short term funding for mortgage loans originated by the branches.  The lines of credit are repaid within 5 to 7 days, when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of September 30, 2009, the Company did not have any amounts outstanding for payment against the lines of credit.

NOTE 10 – SUBSEQUENT EVENT

Subsequent events have been evaluated through November 16, 2009, the date these financial statements were issued. On October 20, 2009, the Board of Directors authorized and approved the issuance of 29,882 shares of common stock with a fair value of $59,526 to the branch owners and a consultant for brokerage commissions and professional fees earned for the three months period ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Overview

Throughout this Quarterly Report on Form 10-Q, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PSM” refer to PSM Holdings, Inc., a Nevada corporation.

We conduct all of our business operations through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., a Texas corporation, (herein referred to as “PrimeSource Mortgage”) which we acquired in May 2005.  Since 1991, PrimeSource Mortgage has been engaged in the mortgage brokerage business and since 2008 has also conducted business as a mortgage banker using a $1,000,000 warehouse line of credit. On June 11, 2009, we entered into an additional warehouse line of credit for up to $1,000,000. The new warehouse line of credit was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %.

We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from over fifty institutional and private lenders.  We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through a warehouse line of credit.  These loans are sold to third parties within 5 to 7 days.  We have a number of independently owned branch offices from which we derive revenue based on a percentage of commissions generated on loans originated by these branch offices. We make available to these branch offices our institutional and private lenders for the mortgage brokerage business and our third party lenders and warehouse line of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us. We are licensed as a mortgage brokerage and banking firm in 20 states and we currently operate in the southwest, primarily in the states of New Mexico, Oklahoma, and Texas.

On April 14, 2006, we entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real property for sale by owners and others. In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us. We have also agreed to establish a national processing center to expand nationally the collection, organization and tracking of sales leads obtained from the database. We have agreed with Nationwide to delay the establishment of the processing center until Nationwide secures a national marketing agreement.

The Company continues to explore the possibility of potential mergers or acquisitions. Management is currently engaged in preliminary discussions with potential merger or acquisition targets in our industry. However, no letter of intent or other document has been prepared in connection with respect to any merger or acquisition or similar transaction.

On October 22, 2009, we received a letter from U.S. Department of Housing and Urban Development (HUD) requesting us to provide certain information with respect to HUD’s annual audit for the period ended June 30, 2009. We responded to HUD’s request and submitted the required information for their review on November 10, 2009. However, if HUD is not satisfied with our responses to their comments, HUD could take away our ability to originate FHA loans and that could have an adverse effect in expanding our business.

At the present time we have no record of how many mortgage loan applications are received. Each branch office maintains its own record-keeping system for applications and whether or not to retain this information.  During the three months ended September 30, 2009 and 2008, we closed 254 loans and 239 loans, respectively.  We experienced an increase of 6% in the number of loans closed during the three months ended September 30, 2009 compared to the same period in 2008. This increase was as a result of a net increase in the number of new branches opened and improved production from the existing branches during the three months ended September 30, 2009 compared to the same period in 2008.

The branches are compensated by receiving 80% percent of the commission earned on each loan they originate in cash and 10% of the commission earned in stock of our Company.  The percentage paid to the branch remains the same on all loans originated by the branch. Branches do not receive a greater percentage as their production increases. An increase in branch production increases our revenue. Increases in production through adding branches or increasing the production of existing branches increases the revenue of our Company. We continue to recruit new branches and work with existing branches to increase their production. Management believes the cost to service new branches will not increase greatly over current costs to service existing branches. We retain approximately 10% of the commissions earned on loans generated by our branch offices.

We have failed to generate a profit during the three months ended September 30, 2009 and 2008 and for the fiscal years ended June 30, 2009 and 2008.  We believe the primary reason for the losses over the past periods was that after the decision was made to take the Company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue going forward. We made the decision not to negotiate the demands of five top producing branches and agreed to let these branches leave the network. This reduction in revenue was the primary reason for the extensive losses. It has taken almost three years to replace the revenue previously generated by these five branch offices through increased originations and additional offices added to the network.  In addition, we have incurred in excess of $406,838 over the last three years in legal and professional costs to take the Company public through reverse acquisition.

Operating expenses consist primarily of commissions paid to the independent brokers on mortgage loans generated by us or our branch offices, development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us becoming a public company, and the costs of putting on our annual convention. The annual convention provides training for branch owners and markets our Company to potential branch owners who attend.  Overhead expenses include wages, rent of office space, and other administrative expenses.  Licensing costs to conduct business in each state are included in taxes and licenses.

Results of Operations

Our consolidated results of operations for the three months ended September 30, 2009 and 2008 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage.

We reported a net loss of $143,895 for the three months ended September 30, 2009 compared to a loss of $148,320 for the same period ended September 30, 2008. The decrease in loss was principally attributable to the increase in revenue as more fully explained below.

Revenues

Our total revenues increased by $78,540 or 9.2% for the three month period ended September 30, 2009, as compared to the same period in 2008 (the “comparable prior year period”).  Our revenues for the three month period ended September 30, 2009 increased primarily due to a net increase of three (3) branches in operation as compared to the comparable prior year period. Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues.

Operating Expenses

Our total operating expenses increased by $72,186 or 7.2% for the three month period ended September 30, 2009, as compared to the comparable prior year period. This overall increase was primarily due to an increase of $53,027 in brokerage commissions earned by branches due to the increase in branch revenues during the three month period ended September 30, 2009, as compared to the comparable prior year period. Our general and administrative expenses for the three month period ended September 30, 2009 increased by $19,090 or 8.8% as compared to the comparable prior year period increased due to the increase in professional and legal expense of $28,172 a decrease in investor relations expense of $19,920 and increases in wages of $4,050 and website expenses of $7,058.

Non-operating income (expense)

Our total non-operating expense increased by $1,929 or 901.2% for the three month period ended September 30, 2009, as compared to the comparable prior year period. This overall increase was primarily due to the increase in realized loss of $4,015 on sale of marketable securities, decrease in interest expense of $2,127 and decrease in interest and dividend income of $40 for the three month period ended September 30, 2009 as compared to the comparable prior year period.

Other comprehensive income or loss

Unrealized gain for the three month period ended September 30, 2009, was $10,333 as compared to an unrealized loss of $7,086 for the comparable prior year period. Unrealized loss resulted due to the decrease in market value of the marketable securities held at September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $42,011 at September 30, 2009. As shown in the accompanying consolidated financial statements, we recorded a loss of $143,895 for the three month period ended September 30, 2009, compared to loss of $148,320 for the comparable prior year period. Our current liabilities exceeded our current assets by $17,694 at September 30, 2009, and our net cash used in operating activities for the three month period ended September 30, 2009, was $31,112. We believe we have sufficient funds to conduct our operations for the next operating cycle of 12 months. We expect to open fifteen additional branches (four of which have already opened since July 1, 2009) during the current year, while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business.  In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.  Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, there can be no assurance that we will be successful in securing additional funding for customer loans and/or funding for expansion or operations.

Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:
  curtail operations significantly;
  sell significant assets;
  seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
  explore other strategic alternatives including a merger or sale of our Company.
Operating Activities

Net cash used in operating activities for the three month period ended September 30, 2009 was $31,113 resulted due to decrease in accounts receivable of $21,104, increase in interest receivable of $649, increase in accounts payable of $14,381, and increase in accrued liabilities of $57,067. We experienced a net loss from operations of $143,895 for the three month period ended September 30, 2009, as compared to a net loss from operations of $148,320 for the comparable prior year period. The losses were primarily attributable due to the loss of five top producing branches. The decrease in the loss between the two periods is the result of an increase in branches as the Company continues to recover from the loss of the five top producing branches. We believe the Company can become profitable from the increased revenue that will be achieved by adding branches.

Investing Activities

Net cash used in investing activities for the three month period ended September 30, 2009 was $34.  This was due to cash used to purchase of marketable securities of $8,817 offset by receiving $8,783 in cash proceeds from the sale of marketable securities. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the three month period ended September 30, 2009 was $10,000. The cash was used for making a payment on the loan from a related party.

As a result of the above activities, we experienced a net decrease in cash of $41,147 for the three month period ended September 30, 2009.

The President and the Chairman have provided support to fund our operations with cash in the past but are not obligated to do so.  Our ability to continue as a going concern is still dependent on our success in opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments.  (See Note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies.”) We believe the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

Investments in Marketable Securities

Investments consist of equity securities categorized as available-for-sale which includes securities that are not classified in either the held-to-maturity category or the trading category.  As required by the Investments – Debt and Equity Securities Topic of the FASB ASC, the securities are recognized at fair value, with unrealized holding gains and losses included as other comprehensive income, net of any deferred income taxes and reported as a net amount in a separate component of stockholders’ equity until realized.

Share Based Payment Plan

Under the 2002 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.  The Branch Owner Stock Program provides for issuance of stock to branch owners for outstanding performance.  The Company uses the fair value method pursuant to the Compensation-Stock Compensation Topic of the FASB ASC to account for employee stock compensation costs and to account for share based payments to non-employees.

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

Recent Accounting Pronouncements

The Company has evaluated the possible effects on its financial statements of the following accounting pronouncements:

FASB ASC 305-10 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles - This Standard supersedes FASB Statement Number 162, the Hierarchy of Generally Accepted Accounting Principles and reorganizes the standards applicable to financial statements of nongovernmental entities that are presented in conformity with GAAP.  The purpose of the Codification is to provide a single source of authoritative nongovernmental GAAP literature, and the Codification is not intended to create new accounting standards or guidance. The Codification includes portions of SEC content related to matters within the basic financial statements for user convenience, but the Codification will not contain all SEC guidance on accounting topics, and will not replace any SEC rules or regulations.  The Codification supersedes all existing GAAP other than as found in the SEC’s rules and regulations, and combines all authoritative standards and guidance related to GAAP from levels A through D of the current hierarchy from FASB, Emerging Issues Task Force (EITF), American Institute of Certified Public Accountants (AICPA) and other private-sector standard-setters, and reorganizes them into two levels – authoritative and nonauthoritative. The Codification only contains authoritative GAAP and is divided into the following five main areas:
•	General Principles
•	Presentation
•	Financial Statement Accounts
•	Broad Transactions
•	Industry Topics

This Standard is effective for companies with financial statement periods ending after September 15, 2009.  The Company has adopted this statement as of this quarter. The standard is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 808-10 Accounting for Collaborative Arrangements - The objective of this standard is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties in each entity’s respective income statement pursuant to the guidance in Issue 99-19. An entity should not apply the equity method of accounting under Opinion 18 to activities of collaborative arrangements. Information related to individually significant collaborative arrangements should be disclosed separately.

This standard shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt this standard prospectively as of the beginning of the fiscal year in which this Statement is initially applied. This Standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The statement is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 805-10 - Business Combinations - This Standard applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Standard replaces FASB Statement No. 141, Business Combinations. This Standard retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Standard. This Standard’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Standard improves the comparability of the information about business combinations provided in financial reports. This Standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Standard is the same as that of the related FASB ASC 810-10, Non-controlling Interests in Consolidated Financial Statements.  The statement is not expected to have a significant effect on the financial statements of the Company.

FASB ASC 810-10 – Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 - This Standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Standard, and any other applicable standards, until the Board issues interpretative guidance. This Standard amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Standard was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Standard improves comparability by eliminating that diversity. This Standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company plans to adopt this statement prospectively as of the beginning of the fiscal year in which this Standard is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The standard is not expected to have a significant effect on the financial statements of the Company.

In May 2009, the FASB ASC 855-10, "Subsequent Events”.  This Standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Standard will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the three months period ended September 30, 2009.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2009 and since that date we have not had any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 as of September 30, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and principal financial officer concluded that as of September 30, 2009 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

On September 30, 2009, we issued 28,727 shares and on November 2, 2009, we issued 28,662 shares to our branch owners under our Commission Plan B program which represented commissions earned for the quarters ended June 30, 2009 and September 30, 2009, respectively. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. There were a total of 3 accredited investors and 19 sophisticated investors as defined Regulation D. Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares. Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was provided a private placement memorandum containing information required pursuant to Regulation D. Each participant was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the stock sale.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ JEFFREY R. SMITH
Jeffrey R. Smith, President Chief Executive Officer