Form 10-Q
period 2009-12-31
PSM HOLDINGS INC
filed 2010-02-12
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 12, 2010, there were 13,028,318 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended December 31, 2009

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at December 31, 2009 (Unaudited) and June 30, 2009	3

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Month and Six Month Periods ended December 31, 2009 and 2008	4

Unaudited Consolidated Statements of Cash Flows for the Six Month Periods ended December 31, 2009 and 2008	5

Notes to the unaudited Consolidated Financial Statements	6 – 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Changes in Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Securities Holders	22

Item 5. Other Information	23

Item 6. Exhibits	23

PART 1 – FINANCIAL INFORMATION

Item 1. Financial statements

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	June 30, 2009
	(UNAUDITED)

Current Assets:
Cash & cash equivalents	$45,873	$83,158
Accounts receivable, net	108,809	90,415
Marketable securities	51,113	42,039
Total current assets	205,795	215,612

Property and equipment, net	22,230	27,516

Loan receivable	93,754	94,206

NWBO License, net of accumulated amortization, December 31, 2009 - $218,683
and June 30, 2009 - $189,218	606,316	635,781

Total Assets	$928,095	$973,115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$151,548	$97,203
Accrued liabilities	67,133	9,268
Total current liabilities	218,681	106,471

Long-term Liabilities:
Due to related party	120,000	110,000
Total long-term liabilities	120,000	110,000

Total Liabilities	338,681	216,471

Commitment & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,970,956 and 12,942,294
shares issued and outstanding at December 31, 2009 and June 30, 2009	12,970	12,942
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at December 31, 2009 and June 30, 2009	-	-
Treasuary stock, at cost: shares held - 179,495 at December 31, 2009 and June 30, 2009	(72,747)	(72,747)
Additional paid in capital	4,303,998	4,244,502
Accumulated other comprehensive (loss) income, net of deferred tax	3,850	(9,770)
Accumulated deficit	(3,658,657)	(3,418,283)
Total stockholders' equity	589,414	756,644

Total Liabilities and Stockholders' Equity	$928,095	$973,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months period ended		For the six months period ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$926,612	$766,328	$1,863,009	$1,624,185

Operating expenses
Brokerage commission	813,473	698,514	1,639,234	1,471,248

Selling, general & administrative	193,191	209,988	428,633	426,339

Depreciation and amortization	17,376	17,441	34,751	34,747
Total operating expenses	1,024,040	925,943	2,102,618	1,932,334

Loss from operations	(97,428)	(159,615)	(239,609)	(308,149)

Non-operating income (expense):
Interest expense	(621)	(1,060)	(1,310)	(3,876)
Interest and dividend income	2,584	2,634	5,063	5,153
Realized gain (loss) on sale of securities	(1,014)	(38)	(4,518)	473
Total non-operating income (expense)	949	1,536	(765)	1,750

Loss from continuing operations before income tax	(96,479)	(158,079)	(240,374)	(306,399)

Provision for income tax	-	-	-	-

Net loss	(96,479)	(158,079)	(240,374)	(306,399)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3,287	(13,101)	13,620	(20,187)

Comprehensive income (loss)	$(93,192)	$(171,180)	$(226,754)	$(326,586)

Net loss per common share and equivalents -
basic and diluted loss from operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares of share capital outstanding
- basic & diluted	12,960,052	12,964,460	12,951,173	12,936,080

Weighted average number of shares used to compute basic and diluted loss per share for the three months and six months ended December 31, 2009 and 2008 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months period ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,374)	$(306,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,751	34,747
Non-cash commissions contributed by an officer	1,342	120,239
Share based payment awards	58,183	12,300
Gain (loss) on sale of marketable securities	4,518	(473)
(Increase) decrease in current assets:
Accounts receivable	(18,394)	10,476
Accrued interest receivable	452	(90)
Increase (decrease) in current liabilities:
Accounts payable	54,345	2,903
Accrued liabilities	57,865	(3,074)
Bank overdraft	-	(4,792)
Net cash used in operating activities	(47,312)	(134,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(2,680)
Proceeds from loan and notes receivable	-	8,963
Proceeds from sale of marketable securities	17,667	23,088
Purchase of marketable securities	(17,640)	(23,881)
Net cash provided by investing activities	27	5,490

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from capital contributions	-	145,000
Cash payments on loan from related party	(10,000)	-
Cash receipts on loan from related party	20,000	20,000
Net cash provided by financing activities	10,000	165,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(37,285)	36,327

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	83,158	11,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$45,873	$48,196

See Note 3 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company.  Following the acquisition,  the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” effective May 18, 2005. For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PSM Holdings, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. No goodwill was recognized from the transaction.

Business Activity
PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc became a wholly owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans. PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement. PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  PrimeSource Mortgage, Inc. will then return to the originator a percentage of the commission and fee split in stock awards.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas, and Washington.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended June 30, 2009 were filed on September 28, 2009 with the Securities and Exchange Commission and is hereby incorporated by reference. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

Summary of Significant Accounting Policies
The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements.  The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity.  The financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The Financial Accounting Standards Board (FASB) is the accepted standard-setting body for establishing accounting and financial reporting principles.

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

Accounts Receivable
Accounts receivable represent commissions earned on closed loans and fees charged to new branch offices that the Company has not yet received payment . Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end.  The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of branch owner’s ability to pay. The Company recorded an allowance for doubtful accounts of $0 and $12,500 as of December 31, 2009 and June 30, 2009.

Loan Receivable
The loan receivable is stated at the unpaid principal balance.  Interest income is recognized in the period in which it is earned.

Investments in Marketable Securities
Investments consist of equity securities categorized as available-for-sale which includes securities that are not classified in either the held-to-maturity category or the trading category.  The securities are recognized at fair value, with unrealized holding gains and losses included as other comprehensive income, net of any deferred income taxes and reported as a net amount in a separate component of stockholders’ equity until realized. Interest and dividends earned on investment securities are recognized in the period in which they are received. Interest and dividends are reported in the non-operating income section of the Consolidated Statements of Operations and Comprehensive Income (loss).

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

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three month period and six month period ended December 31, 2009 and 2008 was $1,167 and $2,524, and $3,705 and $3,920, respectively.

Share Based Payment Plan
Under the 2002 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Branch Owner Stock Program provides for issuance of stock to branch owners for the commissions earned.  The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

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

The Company generated no revenue, and less than 1% of total revenues from fees charged to new branch offices for joining the network during the six month period ended December 31, 2009 and 2008. The fee is recognized as revenue when the new branch signs agreements to join the network, in accordance with generally accepted accounting principles.

Beginning in May of 2009, the Company receives a fee on a warehouse line of credit of one eighth (1/8) of one percent of the loan amount on loans closed on the credit line. In October of 2009 the fee was raised to one fourth (1/4) of one percent of the loan amount.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

Reclassification
Certain accounts in the prior-period financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements.

Recent Accounting Pronouncements
The Company has evaluated the possible effects on its financial statements of the following accounting pronouncements:

FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments – This FASB staff position amends ASC 825, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This staff position will be effective for interim periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the six month period ended December 31, 2009.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
	December 31, 2009 (unaudited)	June 30, 2009
Fixtures and equipment	$114,563	$114,563
Accumulated depreciation	(92,333)	(87,047)
Property and equipment, net	$22,230	$27,516

Depreciation expense was $2,643 and $2,708 for the three month period ended December 31, 2009 and 2008, and $5,286 and $5,282 for the six month period ended December 31, 2009 and 2008, respectively.

NOTE 3 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	Six months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2008 (Unaudited)
Cash paid for interest	$1,310	$3,876
Cash paid for income taxes	-	-

Non-cash investing and financing activities were as follows:
	Six months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2008 (Unaudited)
Stock issuance and transfers (Note 5):
Stock transferred from Company President for services	$1,342	$120,239
Stock issued to as a result of transfers from the Company President	1,342	120,239

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at December 31, 2009 and June 30, 2009, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009 (Unaudited)
Available for Sale
Equity Securities	$46,140	$6,375	$(1,402)	$51,113
June 30, 2009
Available for Sale
Equity Securities	$50,685	$1,029	$(9,675)	$42,039

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $4,973 and net unrealized holding losses of $8,646 as of December 31,  2009 and June 30, 2009, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the six month and three month periods ending December 31, 2009 and 2008 was $0.

Proceeds from the sale of securities available for sale during the six month period ended December 31, 2009 was $17,667,   Net realized loss from the sale of securities available for sale and included in the statement of operations for the six month and three month periods ended December 31, 2009 was $4,518 and $1,014 respectively.  The cost of securities sold is determined by specific identification.

Proceeds from the sale of securities available for sale during the six month period ended December 31, 2008 was $23,088.  Net realized gain of $473 and net realized loss of $38 from the sale of securities available for sale is included in the statement of operations for the six month and three month periods ended December 31, 2008, respectively.  The cost of securities sold is determined by specific identification.

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable
Equity Securities	$-	$-	$11,686	$(1,402)	$11,686	$(1,402)

Total	$-	$-	$11,686	$(1,402)	$11,686	$(1,402)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at December 31, 2009.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The Company rents a vehicle that is owned by the Company’s President. The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500. During the three month period ended December 31, 2009 and 2008, the Company paid $1,500 and $2,000, respectively, under the rental agreement.  During the six month periods ended December 31, 2009 and 2008, the Company paid $3,000 and $3,000, respectively under the rental agreement.

The Company had the following loan outstanding to a related party:
	Original Loan	Balance due December 31, 2009 (Unaudited)	Balance due June 30, 2009
Unsecured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined
payment terms	$167,000	$90,890	$90,890
Accrued interest due from NWBO	-	2,864	3,316
	167,000	93,754	94,206
Less allowance for uncollectible amounts	-	-	-

	$167,000	$93,754	$94,206

The Company conducted business with the Roswell, New Mexico Branch office, owned by a director of the Company during the six month period ended December 31, 2008. The branch owner served on the Company’s Board of Directors until July 1, 2009.  For the three month period ended December 31, 2008, commissions paid to the branch owner under the branch agreement were $53,886, which included share based payments of $5,987.  For the six month period ended December 31, 2008, commissions paid under the branch agreement were $97,515, which included share based payments of $10,834.  At June 30, 2009, the Company owed the branch owner $9,670 in commissions.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by a director of the Company.  For the three month periods ended December 31, 2009 and 2008, commissions paid under the branch agreement were $7,522 and $0 respectively.  For the six month periods ended December 31, 2009 and 2008, commissions paid under the branch agreement were $7,637and $3,889, respectively.  At December 31, 2009 and June 30, 2009, the Company did not owe the Ruidoso Branch any commissions.  There were no share based payments during the three month and six month periods ended December 31, 2009 and 2008.

The Company purchased certain consulting services from one of the Company’s directors. Cash payments for services purchased during the three month periods ended December 31, 2009 and 2008, included in selling, general, and administrative expenses, were $9,000 and $15,000, respectively.  Cash payments for services purchased during the six month periods ended December 31, 2009 and 2008 included in selling, general, and administrative expenses were $17,679 and $30,000, respectively.

The following table represents the Company President’s contributions to the Company:

	Six months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2008 (Unaudited)
Transfer of personal stock in exchange for services
Rendered	$1,342	$120,239
Cash contributions	-	145,000

Total Contributions from President to Company	$1,342	$265,239

During the six month period ended December 31, 2008, the Company’s President committed to make loans to the Company in the form of transfers of his personal stock of the Company to branch owners in exchange for services rendered during the periods. As part of his commitment, he agreed to forgive 100% of the resulting loans to the Company. Transactions under this agreement were as follows:

	Six months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2008 (Unaudited)

Fair value of stock transferred, recognized as expenses in the financial statements	$1,342	$120,239
Loan amounts forgiven and recognized as additional
paid in capital in the financial statements	1,342	120,239

On January 24, 2008, the Company executed a promissory note for a revolving line of credit arrangement with its President to borrow funds up to $120,000 for its working capital requirements.  The term of the promissory note is five years at an adjustable interest rate of the Prime Rate minus 0.76%.  The balance outstanding of the promissory note at December 31, 2009 and June 30, 2009 was $120,000 and $110,000, respectively.

NOTE 6 – STOCK ISSUANCE
Following is the status of the share based payment plans during the quarter ended December 31, 2009.

The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.  The fair value of each share granted/issued for services is estimated on the grant/issue date using the Black-Scholes pricing model.

During the six month period ended December 31, 2009, the Company issued 28,662 shares under the 2002 Stock Option/Stock Issuance Plan. The Company has  recorded commission expense of $61,820 payable to the branch owners for brokerage commissions equating to the fair value of 56,200 shares of common stock.  The fair value of common shares was calculated by dividing the quarterly commission earned by the average share price for the quarter using the closing share price on the last trading day of the quarter during which the brokerage commission is earned. The Company has not issued the 56,200 common shares to the branch owners for brokerage commission as of December 31, 2009.

During the six month period ended December 31, 2008, the Company issued a total of 15,000 shares under the 2002 Stock Option/Stock Issuance Plan. The market value of the shares was $12,300 which was recorded as brokerage commission in the accompanying financial statements as of December 31, 2008.

During the six month period ended December 31, 2009 and 2008, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.  There were no options issued and outstanding under the plan as of December 31, 2009.

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded during the three month periods ended December 31, 2009 and 2008 was $14,732. Amortization expense recorded during the six month periods ended December 31, 2009 and 2008 was $29,465.  Amortization expense to be recognized for each of the years ending June 30, 2010 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

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

The Company has developed a method to measure the value of the NWBO license.  The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is updated each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license is warranted. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is book value. Pursuant to the computations, the book value of the license was less than the computed value at December 31, 2009.

Lease commitments
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The terms under these lease agreements are that of month-to-month operating leases, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three month periods ended December 31, 2009 and 2008 were $9,360 and $9,000, respectively. Total rents paid during the six month periods ended December 31, 2009 and 2008 were $18,720 and $18,000, respectively. The Company rents various property and equipment under leases and rental agreements with cancellable terms. Total rents paid under these agreements during the three month periods ended December 31, 2009 and 2008 were $1,671 and $2,974, respectively. This included $1,500 and $2,000 paid to a related party during the three month periods ended December 31, 2009 and 2008, respectively.  Total rents paid under these agreements during the six month periods ended December 31, 2009 and 2008 were $4,802 and $4,947, respectively. This included $3,000 paid to a related party during the six month periods ended December 31, 2009 and 2008, respectively.

NOTE 8 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month periods ended December 31, 2009 and 2008 was 12,960,062 and 12,964,060 respectively. Loss per common share for the three month periods ended December 31, 2009 and 2008 was $0.01.  The weighted average number of common shares outstanding during the six month periods ended December 31, 2009 and 2008 was 12,951,173 and 12,936,080 respectively. Loss per common share for the six month periods ended December 31, 2009 and 2008 was $0.02.

NOTE 9 – LINE OF CREDIT

The Company has two warehouse lines of credit.  On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%. On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %. The lines of credit provide short term funding for mortgage loans originated by the branches.  The lines of credit are repaid within 5 to 7 days, when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company.  As of December 31, 2009, the Company did not have any amounts outstanding for payment against the lines of credit.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company uses a hierarchy that prioritizes the inputs used in measuring fair value such that the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under are described below:

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

The fair value of the marketable securities were determined using Level 1 inputs.  The fair value of the remaining assets and liabilities were determined using Level 2 inputs.  The carrying amounts and fair values of the Company’s financial instruments at December 31, 2009 June 30, 2009 are as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and cash equivalents	$45,873	45,873	$83,158	$83,158
Accounts receivable	108,809	108,809	90,415	90,415
Marketable securities	51,113	51,113	42,039	42,039
Loan receivable	93,754	93,754	94,206	94,206

Financial liabilities:

Accounts payable	$151,548	151,548	$97,203	$97,203
Accrued liabilities	67,133	67,133	9,268	9,268
Due to a related party	120,000	120,000	110,000	110,000

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 12, 2010, the date these financial statements were issued.

The Board of Directors authorized the issuance of 6,500 shares of common stock valued at $4,875 to third parties for consulting services. On January 19, 2010 and January 28, 2010, the Company issued such shares to the third party consultants.

In addition, the Board of Directors authorized and approved the issuance of 56,200 shares of common stock with a fair value of $61,820 to the branch owners for brokerage commissions earned for the three month period ended December 31, 2009. As of February 12, 2010, 5,338 shares of such common stock authorized for brokerage commission have not been issued by the Company.

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

We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from over fifty institutional and private lenders.  We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through a warehouse line of credit.  These loans are sold to third parties within 5 to 7 days.  We have a number of independently owned branch offices from which we derive revenue based on a percentage of commissions generated on loans originated by these branch offices. We make available to these branch offices our institutional and private lenders for the mortgage brokerage business and our third party lenders and warehouse line of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us. We are licensed as a mortgage brokerage and banking firm in 17 states and we currently operate in the southwest, primarily in the states of New Mexico, Oklahoma, and Texas.

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

The Company continues to explore the possibilities of mergers or acquisitions. Management is currently engaged in preliminary discussions with potential merger or acquisition targets in our industry.  However, no letter of intent or other document has been prepared in connection with respect to any merger or acquisition or similar transaction.

On October 22, 2009, we received a letter from U.S. Department of Housing and Urban Development (HUD) requesting us to provide certain information with respect to HUD’s annual audit for the period ended June 30, 2009. We responded to HUD’s request and submitted the required information for their review on November 10, 2009. HUD requested additional information and we submitted the requested information on December 11, 2009 and January 22, 2010.  However, if HUD is not satisfied with our responses to their comments, HUD could take away our ability to originate FHA loans and that could have an adverse effect in expanding our business.

At the present time we have no record of how many mortgage loan applications are received. Each branch office maintains its own record-keeping system for applications and whether or not to retain this information.  During the six month period ended December 31, 2009 and 2008, we closed 473 loans and 430 loans, respectively.  We experienced an increase of 10% in the number of loans closed during the six month period ended December 31, 2009 compared to the same period in 2008. This increase was as a result of a net increase in the number of new branches opened and improved production from the existing branches during the six month period ended December 31, 2009 compared to the same period in 2008.

The branches are compensated by receiving 80% percent of the commission earned on each loan they originate in cash and 10% of the commission earned in stock of our Company.  The percentage paid to the branch remains the same on all loans originated by the branch. Branches do not receive a greater percentage as their production increases. An increase in branch production increases our revenue. Increases in production through adding branches or increasing the production of existing branches increases the revenue of our Company. We continue to recruit new branches and work with existing branches to increase their production. Management believes the cost to service new branches will not increase greatly over current costs to service existing branches. We retain approximately 10% of the commissions earned on loans generated by our branch offices. We have been in discussions with our branch owners to streamline our commission plan to get paid a flat commission each time the branch closes a loan. We have established a revised commission program with our branches whereby we will receive a flat commission of $500 on each loan closed.

We have failed to generate a profit during the three month and six month periods ended December 31, 2009 and 2008 and for the fiscal years ended June 30, 2009 and 2008.  We believe the primary reason for the losses over the past periods was that after the decision was made to take the Company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue going forward. We made the decision not to negotiate the demands of five top producing branches and agreed to let these branches leave the network. This reduction in revenue was the primary reason for the extensive losses. It has taken over three years to replace the revenue previously generated by these five branch offices through increased originations and additional offices added to the network.  In addition, we have incurred in excess of $406,838 over the last three years in legal and professional costs to take the Company public through reverse acquisition.

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

Results of Operations

Our consolidated results of operations for the three month and six month periods ended December 31, 2009 and 2008 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc.

We reported a net loss of $96,479 and $240,374 for the three month and six month periods ended December 31, 2009 compared to a loss of $158,079 and $306,399 for the same periods ended December 31, 2008. The decrease in loss was principally attributable to the increase in revenue as more fully explained below.

Revenues

Our total revenues increased by $160,284 or 20.9% for the three month period and $238,824 or 14.7% for the six month period ended December 31, 2009, as compared to the same periods in 2008 (the “comparable prior year periods”).  Our revenues for the three month period and six month period ended December 31, 2009 increased primarily due to a net increase of four branches in operation as compared to the comparable prior year period. Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues.  The business model created has the operational resources in place to handle additional branches.  Presently, the network can expect to add approximately 10 to 15 producing offices without an appreciable increase in expenses.

Operating Expenses

Our total operating expenses increased by $98,097 or 10.6% for the three month period and $170,284 or 8.8% for the six month period ended December 31, 2009, as compared to the comparable prior year periods. This overall increase was primarily due to an increase of $114,960 for the three month period and $167,987 for the six month period in brokerage commissions earned by branches due to the increase in branch revenues during the three month period and six month period ended December 31, 2009, as compared to the comparable prior year periods. Our general and administrative expenses decreased by $16,797 or 8% for the three month period and increased by $2,294 or 0.5% for the six month period ended December 31, 2009 as compared to the comparable prior year periods.  The decrease in the three month period was due primarily to a decrease in professional and legal expense.  Professional and legal expense was greater in the first three months of the six month period ended December 31, 2009 than the comparable prior year, so the general and administrative expenses for the two six month periods show only a slight increase.

Non-operating income (expense)

Our total non-operating income decreased by $587 or 38.2% for the three month period and $2,515 or 143.7% for the six month period ended December 31, 2009, as compared to the comparable prior year periods. This overall decrease was primarily due to the increase in realized loss of $976 and $4,991on the sale of marketable securities and decrease in interest expense of $439 and $2,566 for the three month period and six month period ended December 31, 2009 as compared to the comparable prior year periods.

Other comprehensive income or loss

Unrealized gain on marketable securities was $3,287 and $13,620 for the three month period and six month period ended December 31, 2009 as compared to unrealized losses of $13,101 and $20,187 for the comparable prior year periods. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $45,873 at December 31, 2009. As shown in the accompanying consolidated financial statements, we recorded a loss of $240,374 for the six month period ended December 31, 2009, compared to a loss of $306,399 for the comparable prior year period. Our current liabilities exceeded our current assets by $12,885 at December 31, 2009, and our net cash used in operating activities for the six month period ended December 31, 2009, was $47,312. We believe we have sufficient funds to conduct our operations for the next operating cycle of twelve months. We expect to open fifteen additional branches during the current fiscal year (seven new branches have opened and three non-performing branches have closed since July 1, 2009), while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business.  In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.  Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, there can be no assurance that we will be successful in securing additional funding for customer loans and/or funding for expansion or operations.

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

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

-	curtail operations significantly;
-	sell significant assets;
-	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
-	explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the six month period ended December 31, 2009 was $47,312 resulted due to an increase in accounts receivable of $18,394, a decrease in interest receivable of $452, an increase in accounts payable of $54,345 and an increase in accrued liabilities of $57,865. We experienced a net loss from operations of $239,609 for the six month period ended December 31, 2009 as compared to a net loss from operations of $308,149 for the comparable prior period. The losses were primarily attributable due to the loss of five top producing branches. The decrease in the loss between the two periods is the result of an increase in branches as the Company continues to open new branches and recover from the loss of the five top producing branches. We believe the Company can become profitable from the increased revenue that will be achieved by adding more branches.

Investing Activities

Net cash provided by investing activities for the six month period ended December 31, 2009 was $27.  This was due to cash used to purchase marketable securities of $17,640 offset by receiving $17,667 in cash proceeds from the sale of marketable securities. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the six month period ended December 31, 2009 was $10,000. The cash was received from a related party as a loan to the Company to fund the operations.

As a result of the above activities, we experienced a net decrease in cash of $37,285 for the six month period ended December 31, 2009.

The President and the Chairman have provided support to fund our operations with cash in the past but are not obligated to do so in the future.  Our ability to continue as a going concern is still dependent on our success in opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

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

Recent Accounting Pronouncements

The Company has evaluated the possible effects on its financial statements of the following accounting pronouncements:

FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments – This FASB staff position amends ASC 825, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This staff position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This staff position will be effective for interim periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for the six month period ended December 31, 2009.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2009 and since that date we have not had any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 as of December 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and principal financial officer concluded that as of December 31, 2009, our disclosure controls and procedures are effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Changes in Securities

During the three months ended December 31, 2009, we issued 28,662 shares to our branch owners under our Commission Plan B program which represented commissions earned for the quarter ended September 30, 2009. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

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

PSM HOLDINGS, INC.

Date: February 12, 2010	By:	/s/ JEFFREY R. SMITH
Jeffrey R. Smith, President Chief Executive Officer