Form 10-Q
period 2010-03-31
PSM HOLDINGS INC
filed 2010-05-17
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
 Yes ☐ No [X]

As of May 14, 2010, there were 14,124,905 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended March 31, 2010

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and June 30, 2009	3

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Month and Nine Month Periods ended March 31, 2010 and 2009	4

Unaudited Consolidated Statements of Cash Flows for the Nine Month Periods ended March 31, 2010 and 2009	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

PART II - OTHER INFORMATION	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

PART I – FINANCIAL INFORMATION
Item 1. Financial statements

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	June 30, 2009
	(UNAUDITED)
Current Assets:
Cash & cash equivalents	$19,851	$83,158
Accounts receivable, net	142,154	90,415
Marketable securities	54,346	42,039
Total current assets	216,351	215,612

Property and equipment, net	19,587	27,516

Loan receivable	94,856	94,206

NWBO License, net of accumulated amortization, March 31, 2010 - $233,415
and June 30, 2009 - $189,218	591,584	635,781

Total Assets	$922,378	$973,115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$242,305	$97,203
Accrued liabilities	29,410	9,268
Total current liabilities	271,715	106,471

Long-term Liabilities:
Due to related party	120,000	110,000
Total long-term liabilities	120,000	110,000

Total Liabilities	391,715	216,471

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,899,460 and 12,942,294
shares issued and outstanding at March 31, 2010 and June 30, 2009	13,899	12,942
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at March 31, 2010 and June 30, 2009	-	-
Treasury stock, at cost: shares held 21,600 at March 31, 2010 and 179,495 at June 30, 2009	(22,747)	(72,747)
Additional paid in capital	8,133,242	4,244,502
Accumulated other comprehensive (loss) income, net of deferred tax	7,444	(9,770)
Accumulated deficit	(7,601,175)	(3,418,283)
Total stockholders' equity	530,663	756,644

Total Liabilities and Stockholders' Equity	$922,378	$973,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three month period ended		For the nine month period ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$840,597	$697,004	$2,703,606	$2,321,189
Operating expenses
Brokerage commission	716,784	625,280	2,356,018	2,096,528
Selling, general & administrative	4,045,658	216,453	4,474,291	642,792
Depreciation and amortization	17,375	17,441	52,126	52,188
Total operating expenses	4,779,817	859,174	6,882,435	2,791,508

Loss from operations	(3,939,220)	(162,170)	(4,178,829)	(470,319)
Non-operating income (expense):
Interest expense	(5,109)	(908)	(6,419)	(4,784)

Interest and dividend income	2,319	2,266	7,382	7,419
Realized gain (loss) on sale of securities	(507)	(3,186)	(5,025)	(2,713)
Total non-operating income (expense)	(3,297)	(1,828)	(4,062)	(78)

Loss from continuing operations before income tax	(3,942,517)	(163,998)	(4,182,891)	(470,397)

Provision for income tax	-	-	-	-

Net loss	(3,942,517)	(163,998)	(4,182,891)	(470,397)

Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	3,594	(2,014)	17,214	(22,201)

Comprehensive gain (loss)	$(3,938,923)	$(166,012)	$(4,165,677)	$(492,598)

Net loss per common share and equivalents -
basic and diluted loss from operations	$(0.30)	$(0.01)	$(0.32)	$(0.04)

Weighted average shares of share capital outstanding
- basic & diluted	13,077,954	12,973,868	12,992,816	12,948,492

Weighted average number of shares used to compute basic and diluted loss per share for the three months and nine months ended March 31, 2010 and 2009 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine month period ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,182,891)	$(470,397)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,126	52,188
Non-cash commissions contributed by an officer	1,342	167,038
Share based payment awards	3,938,356	16,300
Loss on sale of marketable securities	5,025	2,713
Bad debts	-	12,500
(Increase) decrease in current assets:
Accounts receivable	(51,739)	17,244
Accrued interest receivable	(650)	(883)
Increase (decrease) in current liabilities:
Accounts payable	145,102	(50,715)
Accrued liabilities	20,140	(1,411)
Bank overdraft	-	4,957
Net cash used in operating activities	(73,189)	(250,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(2,680)
Proceeds from loan and notes receivable	-	9,152
Proceeds from sale of marketable securities	21,356	30,798
Purchase of marketable securities	(21,474)	(32,097)
Net cash provided by (used in) investing activities	(118)	5,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from capital contributions	-	202,000
Cash payments on loan from related party	(10,000)	-
Cash receipts on loan from related party	20,000	40,000
Net cash provided by financing activities	10,000	242,000

NET DECREASE IN CASH & CASH EQUIVALENTS	(63,307)	(3,293)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	83,158	11,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$19,851	$8,576

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

Business Activity
PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas. On May 18, 2005 PrimeSource Mortgage, Inc became a wholly owned subsidiary of PSM Holdings, Inc., a Nevada corporation. PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans. PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement. PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators. The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas, and Washington.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2009 which were filed on September 28, 2009 in the Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010.

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

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc. and its wholly-owned subsidiary PrimeSource Mortgage, Inc.  All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates
Management uses estimates and assumptions in preparing the financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates. Significant estimates include the value of other non-current assets, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards, valuation of stock awards and estimates of uncollectible amounts of loans and notes receivable.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, cash and cash equivalents includes cash on hand and cash in checking and savings accounts, and all investment instruments with an original maturity of three months or less.

Accounts Receivable
Accounts receivable represent commissions earned on closed loans and fees charged to new branch offices that the Company has not yet received payment. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end.  The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of branch owner’s ability to pay. The Company recorded an allowance for doubtful accounts of $0 and $12,500 as of March 31, 2010 and June 30, 2009.

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

The Company changed its accounting for uncertainty in income taxes as of January 1, 2009 as a result of adopting new principles required by GAAP.  Using the new accounting, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The change had no material effect on the Company’s consolidated financial statements.

As of March 31, 2010, and 2009 the Company has accrued no interest and no penalties related to uncertain tax positions.  It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files a U.S. Federal tax return.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended January 31,  2007 through 2010.

Taxes Collected and Remitted to Governmental Authorities
When applicable, the Company collects gross receipts taxes from its customers and remits them to the required governmental authorities. Related revenues are reported net of applicable taxes collected and remitted to governmental authorities.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three month period and nine month period ended March 31, 2010 and 2009 was $3,705 and $3,920, and $6,691 and $13,106, respectively.

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

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. The Company has a network of independently owned branch offices that originate mortgage loans from which the Company receives either a flat fee or a percentage of the fees earned by the branch when a mortgage loan is closed or funded. Revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenues, from fees charged to new branch offices for joining the network during the three month period and nine month period ended March 31, 2010 and 2009.

Starting May of 2009, the Company receives a fee on a warehouse line of credit of one eighth (1/8) of one percent of the loan amount on loans closed on the credit line. In October of 2009 the fee was raised to one fourth (1/4) of one percent of the loan amount.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

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

NOTE 2 – PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Fixtures and equipment	$114,563	$114,563
Accumulated depreciation	(94,976)	(87,047)
Property and equipment, net	$19,587	$27,516

Depreciation expense was $2,643 and $2,709 for the three month period ended March 31, 2010 and 2009, and $7,929 and $7,991 for the nine month period ended March 31, 2010 and 2009, respectively.

NOTE 3 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	Nine months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash paid for interest	$6,419	$4,784

Cash paid for income taxes	-	-

Non-cash investing and financing activities were as follows:
	Nine months ended March 31,
	2010	2009
Stock issuance and transfers (Note 5):	(Unaudited)	(Unaudited)
Transfer of personal stock in exchange for services	$1,342	$167,038

Stock issued to as a result of transfers from the Company President	$1,342	$167,038

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES
Cost and fair value of marketable securities at March 31, 2010 and June 30, 2009, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010 (Unaudited)
Available for Sale
Equity Securities	$45,778	$8,915	$(347)	$54,346

June 30, 2009
Available for Sale
Equity Securities	$50,685	$1,029	$(9,675)	$42,039

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $8,568 and net unrealized holding losses of $8,646 as of March 31, 2010 and June 30, 2009, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the nine month and three month periods ending March 31, 2010 and 2009 was $0.

Proceeds from the sale of securities available for sale during the nine month period ended March 31, 2010 was $21,356. Net realized loss from the sale of securities available for sale and included in the statement of operations for the nine month and three month periods ended March 31, 2010 was $5,025 and $507, respectively. The cost of securities sold is determined by specific identification.

Proceeds from the sale of securities available for sale during the nine month period ended March 31, 2009 was $30,798. Net realized loss from the sale of securities available for sale is included in the statement of operations for the nine month and three month periods ended March 31, 2009 was $2,713 and $3,186, respectively.  The cost of securities sold is determined by specific identification.

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable
Equity Securities	$1,142	$(14)	$4,805	$(333)	$5,947	$(347)

Total	$1,142	$(14)	$4,805	$(333)	$5,947	$(347)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries held in mutual/Index funds. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at March 31, 2010.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The Company rents a vehicle that is owned by the Company’s President. The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500. During the three month period ended March 31, 2010 and 2009, the Company paid $1,500, under the rental agreement.  During the nine month periods ended March 31, 2010 and 2009, the Company paid $4,500 under the rental agreement.

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The terms under these lease agreements are that of month-to-month operating leases, and there are no future non-cancelable lease commitments due by the Company. Total rents paid for the three month periods ended March 31, 2010 and 2009 were $9,485 and $9,000, respectively. Total rents paid for the nine month periods ended March 31, 2010 and 2009 were $28,205 and $27,000, respectively.

The Company had the following loan outstanding to a related party:
	Original Loan	Balance due March 31, 2010	Balance due June 30, 2009
		(Unaudited)
Unsecured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined
payment terms	$167,000	$90,890	$90,890
Accrued interest due from NWBO	-	3,966	3,316
	167,000	94,856	94,206
Less allowance for uncollectible amounts	-	-	-

	$167,000	$94,856	$94,206

The Company conducted business with the Roswell, New Mexico Branch office, owned by a director of the Company during the nine month period ended March 31, 2009. The branch owner served on the Company’s Board of Directors until July 1, 2009.  For the three month period ended March 31, 2009, commissions paid to the branch owner under the branch agreement were $40,080, which included share based payments of $4,586.  For the nine month period ended March 31, 2009, commissions paid under the branch agreement were $137,585, which included share based payments of $15,420. At June 30, 2009, the Company owed the branch owner $9,670 in commissions.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by a director of the Company.  For the three month period ended March 31, 2010 and 2009, commissions paid under the branch agreement were $1,532 and $5,388, respectively.  For the nine month periods ended March 31, 2010 and 2009, commissions paid under the branch agreement were $9,169 and $9,277, respectively.  At March 31, 2010 and June 30, 2009, the Company did not owe the Ruidoso Branch any commissions.  There were no share based payments during the three month and nine month periods ended March 31, 2010 and 2009, respectively.

The Company purchased certain consulting services from one of the Company’s directors. Cash payments for services purchased during the three month periods ended March 31, 2010 and 2009, included in selling, general, and administrative expenses, were $4,500 and $15,223, respectively.  Cash payments for services purchased during the nine month periods ended March 31, 2010 and 2009 included in selling, general, and administrative expenses were $22,179 and $45,223, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the Company President’s contributions to the Company:

	Nine months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Transfer of personal stock in exchange for services
rendered	$1,342	$167,038
Cash contributions	-	202,000

Total Contributions from President to Company	$1,342	$369,038

During the nine month period ended March 31, 2009, the Company’s President committed to make loans to the Company in the form of transfers of his personal stock of the Company to branch owners in exchange for services rendered during the periods. As part of his commitment, he agreed to forgive 100% of the resulting loans to the Company. Transactions under this agreement were as follows:

	Nine months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Fair value of stock transferred, recognized as expenses
in the financial statements	$1,342	$167,038

Loan amounts forgiven and recognized as additional
paid in capital in the financial statements	1,342	167,038

On January 24, 2008, the Company entered into a revolving line of credit from the Company’s President to the Holding Company for up to $120,000.  The term of the promissory note is five years at an adjustable interest rate of the Prime Rate minus 0.76%.  The balance outstanding of the promissory note at March 31, 2010 and June 30, 2009 was $120,000 and $110,000, respectively.

NOTE 6 – STOCK ISSUANCE
Following is the status of the share based payment plans during the quarter ended March 31, 2010.

The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees. The fair value of each share granted/issued for services is estimated on the grant/issue date using the Black-Scholes pricing model.

During the nine month period ended March 31, 2010, the Company issued 1,115,061 shares of common stock (net of cancellation of 301 common shares) under the 2002 Stock Option/Stock Issuance Plan. Included in the shares issued were 500,000 shares issued to the Chairman of the Board of Directors and 500,000 shares issued to the Company President as a bonus for prior services performed for the Company. The Company recorded an expense of $1,010,000 included in the statement of operations and comprehensive income (loss) as compensation paid to an officer and directors for the issuance of the shares to the Chairman of the Board of Directors and Company President. The fair value of the shares issued to the Chairman of the Board of Directors and the Company President was calculated by multiplying the closing share price on the date of authorization by the number of shares issued. In addition, the Company issued 24,000 common shares valued at $24,240 to employees as bonus, and issued 6,500 common shares to third parties for services. The Company also issued 84,561 shares to branch owners for brokerage commissions equating to the fair value of the shares of common stock. The Company has recorded commission expense of $22,137 for the three months ended March 31, 2010, payable to the branch owners for brokerage commissions equating to the fair value of 25,445 shares of common stock.  The fair value of common shares was calculated by dividing the quarterly commission earned by the average share price for the quarter using the closing share price on the last trading day of the quarter during which the brokerage commission is earned. The Company has not issued the 25,445 common shares to the branch owners for brokerage commission as of March 31, 2010.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine month period ended March 31, 2009, the Company issued a total of 19,000 shares under the 2002 Stock Option/Stock Issuance Plan. The market value of the shares was $16,300 which was recorded as brokerage commission expense in the accompanying financial statements as of March 31, 2009.

The Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants of $2,779,869 was calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for the three month and nine month periods ended May 31, 2009 was $2,779,869 compared to $0 for the same periods in 2009, respectively.

The Company had negotiated a settlement with a third party and received 157,895 shares of its common stock previously issued to the third party for services. The 157,895 shares received were recorded as treasury shares held by the Company at June 30, 2009. On March 31, 2010, the Company cancelled 157,895 shares of its common stock held in the treasury in the accompanying financial statements.

During the nine month period ended March 31, 2010 and 2009, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan. There were no options issued and outstanding under the plan as of March 31, 2010.

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded during the three month periods ended March 31, 2010 and 2009 was $14,732. Amortization expense recorded during the nine month periods ended March 31, 2010 and 2009 was $44,197. Amortization expense to be recognized for each of the years ending June 30, 2010 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

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

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is updated each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license is warranted. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is book value. Pursuant to the computations, the book value of the license was less than the computed value at March 31, 2010.

Lease commitments
The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family. The terms under these lease agreements are that of month-to-month operating leases, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three month periods ended March 31, 2010 and 2009 were $9,485 and $9,000, respectively. Total rents paid during the nine month periods ended March 31, 2010 and 2009 were $28,205 and $27,000, respectively. The Company rents various property and equipment under leases and rental agreements with cancellable terms. Total rents paid under these agreements during the three month periods ended March 31, 2010 and 2009 were $3,419 and $2,535, respectively. This included $1,500 paid to a related party during the three month periods ended March 31, 2010 and 2009, respectively.  Total rents paid under these agreements during the nine month periods ended March 31, 2010 and 2009 were $8,221 and $7,482, respectively. This included $4,500 paid to a related party during the nine month periods ended March 31, 2010 and 2009, respectively.

NOTE 8 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month periods ended March 31, 2010 and 2009 were 13,077,954 and 12,973,868, respectively. Loss per common share for the three month periods ended March 31, 2010 and 2009 was $0.30 and $0.32. The weighted average number of common shares outstanding during the nine month periods ended March 31, 2010 and 2009 were 12,992,816 and 12,948,492, respectively. Loss per common share for the nine month periods ended March 31, 2010 and 2009 was $0.11 and $0.02.

NOTE 9 – LINES OF CREDIT

The Company has two warehouse lines of credit available for its funding of mortgage loans for a short term period. On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%. On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of March 31, 2010, the Company did not have any amounts outstanding for payment against the lines of credit.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company uses a hierarchy that prioritizes the inputs used in measuring fair value such that the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 1for discussion of valuation methodologies used to measure fair value of investments.

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

The fair value of  marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,851	19,851	$83,158	$83,158
Accounts receivable	142,154	142,154	90,415	90,415
Marketable securities	54,346	54,346	42,039	42,039
Loan receivable	94,856	94,856	94,206	94,206

Financial liabilities:
Accounts payable	$242,305	242,305	$97,203	$97,203
Accrued liabilities	29,409	29,409	9,268	9,268
Due to a related party	120,000	120,000	110,000	110,000

NOTE 11 – SUBSEQUENT EVENT

Subsequent events have been evaluated through May 14, 2010, the date these financial statements were issued. The Board of Directors authorized and approved (i) the issuance of 25,445 shares of common stock with a fair value of $22,137 to the branch owners for brokerage commissions earned for the three month period ended March 31, 2010, and (ii) the issuance of 200,000 shares of common stock to a third party for services, with a fair value of $180,000.  As of May 14, 2010, the Company issued 225,445 shares of common stock to the respective parties.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

 The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

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

The Company continues to explore the possibilities of mergers or acquisitions. Management is currently engaged in preliminary discussions with a potential merger or acquisition target, and a letter of intent has been prepared and submitted by the Company in connection with the proposed transaction.   However, the draft letter of intent has not been executed by either party and there are currently no agreements with respect to any acquisition or similar transaction with a third party.

At the present time we have no record of how many mortgage loan applications are received. Each branch office maintains its own record-keeping system for applications and whether or not to retain this information.  During the nine month period ended March 31, 2010 and 2009, we closed 659 loans and 565 loans, respectively. We experienced an increase of 16.6% in the number of loans closed during the nine month period ended March 31, 2010 compared to the same period in 2009. This increase was as a result of a net increase of six new branches opened and improved production from the existing branches during the nine month period ended March 31, 2010 compared to the same period in 2009.

The branches are compensated by receiving commissions earned on each loan they originate. A few branches remain on the original compensation plan of earning 80% of the commission in cash and 10% of the commission in stock of our Company. However, the majority of the branch owners have selected the new streamlined compensation plan to pay flat commission each time the branch closes a loan. This option has improved the operational bottom line of the Company over the past 90 days since we introduced this flat commission plan.

An increase in branch production increases our revenue. Increases in production through adding branches or increasing the production of existing branches increases the revenue of our Company. We continue to recruit new branches and work with existing branches to increase their production. Management believes the cost to service new branches will not increase greatly over current costs to service the branch network.

We have failed to generate a profit during the three month and nine month periods ended March 31, 2010 and 2009 and for the fiscal years ended June 30, 2009 and 2008. We believe the primary reason for the losses over the past periods was that after the decision was made to take the Company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue going forward. We made the decision not to negotiate the demands of five top producing branches and agreed to let these branches leave the network. This reduction in revenue was the primary reason for the extensive losses. It has taken over four years to replace the revenue previously generated by these five branch offices through increased originations and additional offices added to the network. In addition, we have incurred expenses in excess of $443,640 over the last three years in legal and professional costs to take the Company public through reverse acquisition.

Operating expenses consist primarily of commissions paid to the independent brokers on mortgage loans generated by us or our branch offices, wages, rent of the office space, stock awards to employees, officers and third parties for services, general and other administrative expenses, development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us becoming a public company, and the costs of putting on our annual convention. The annual convention provides training for branch owners and markets our Company to potential branch owners who attend.

Results of Operations

Our consolidated results of operations for the three month and nine month periods ended March 31, 2010 and 2009 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc.

We reported a net loss of $3,942,517 and $4,182,891for the three month and nine month periods ended March 31, 2010 compared to a loss of $163,998 and $470,397 for the same periods ended March 31, 2009. The increase in loss was principally attributable due the issuance of 500,000 common shares of the Company and the grant of 2,000,000 warrant options at an exercise price of $1.00 per share as compensation to the Chairman of the Board of Directors and 500,000 common shares of the Company and the grant of  2,000,000 warrant options at an exercise price of $1.00 per share as compensation to the President of the Company for their past services. The 1,000,000 common shares were valued at their fair value of $1,010,000 on the date of issuance and 4,000,000 warrants were valued at $2,779,869 using Black Scholes option pricing model computations. The increase in loss was offset against the increase in revenue as more fully explained below.

Revenues

Our total revenues increased by $143,593 or 20.6% for the three month period and $382,417 or 16.5% for the nine month period ended March 31, 2010, as compared to the same periods in 2009 (the “comparable prior year periods”). Our revenues for the three month period and nine month period ended March 31, 2010 increased primarily due to a net increase of six branches in operation for the nine months period ended march 31, 2010 as compared to the comparable prior year period. No new branches were opened during the three months period ended March 31, 2010. Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues. The business model created has the operational resources in place to handle additional branches.  Presently, the network can expect to add approximately 10 to 15 producing offices without an appreciable increase in expenses.

Operating Expenses

Our total operating expenses increased by $3,920,643 for the three month period and $4,090,927 for the nine month period ended March 31, 2010, as compared to the comparable prior year periods. The overall increase in operating expenses for the three month and nine month periods ended March 31, 2010  included (i) an increase of non-cash stock compensation paid to the Chairman of the Board of Directors and the President of the Company for their past services valued at $3,789,869 for the three month and nine month periods ended March 31, 2010. No such compensation was awarded in the comparable prior year periods, (ii)  an increase of $91,504 or 14.6% for the three month period and $259,490 or 12.4% for the nine month period in brokerage commissions earned by branches due to the increase in branch revenues during the three month period and nine month periods ended March 31, 2010, as compared to the comparable prior year periods, and (iii) an increase in our selling, general and administrative expenses by $39,336 or 18.2% for the three month period and $41,630 or 6.5% for the nine month period ended March 31, 2010 as compared to the comparable prior year periods. The increase in the three month and nine month periods was due primarily to an increase in professional and legal fees, consulting and conference expense when compared to the prior comparable periods.

Non-operating income (expense)

Our total non-operating expenses increased by $1,469 for the three month period and $3,984 for the nine month period ended March 31, 2010, as compared to the comparable prior year periods. This overall increase during the three month and nine month periods ended March 31, 2010 was primarily due to the increase in interest expense of $4,201 and $1,635 for the three month period and nine month period ended March 31, 2010 as compared to the comparable prior year periods, and decrease in realized loss on sale of securities of $2,679 for the three month period ended March 31, 2010 as compared to the comparable prior year period and increase in realized loss on sale of securities of $2,312 for the nine month period ended March 31, 2010 as compared to the comparable prior year period.. No such compensation was awarded in the comparable prior year periods.

Other comprehensive income or loss

Unrealized gain on marketable securities was $3,594 and $17,214 for the three month period and nine month period ended March 31, 2010 as compared to unrealized losses of $2,014 and $22,201 for the comparable prior year periods. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $19,851 at March 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a loss of $4,182,891 for the nine month period ended March 31, 2010, compared to a loss of $470,397 for the comparable prior year period. Our current liabilities exceeded our current assets by $55,364 at March 31, 2010, and our net cash used in operating activities for the nine month period ended March 31, 2010 was $73,189. We expect to open fifteen additional branches during the current fiscal year (six of which have opened since July 1, 2009), while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders. Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, we have no present agreements or arrangements to secure additional funding for customer loans and/or funding for expansion or operations.

Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We have no present agreements or arrangements for obtaining additional funding.

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

Whereas we have been successful in the past in raising capital, these sources of financing have not committed to provide future funding.  Future financing, if any, may be available on terms which are less favorable to us than prior financing arrangements. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

-	curtail operations significantly;
-	sell significant assets;
-	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
-	explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the nine month period ended March 31, 2010 was $73,189 resulted due to an increase in accounts receivable of $51,739, a decrease in interest receivable of $650, an increase in accounts payable of $145,102 and an increase in accrued liabilities of $20,140. We experienced a net loss of $4,182,891 for the nine month period ended March 31, 2010 as compared to a net loss of $470,397 for the comparable prior period. The losses were primarily attributable due to the non-cash compensation paid to Chairman of the Board of Directors and President of the Company amounting to $3,789,869 and partly due to loss of five top producing branches. We believe the Company can become profitable from the increased revenue that will be achieved by adding more branches.

Investing Activities

Net cash used in investing activities for the nine month period ended March 31, 2010 was $118.  This was due to cash used to purchase marketable securities of $21,474 offset by receiving $21,356 in cash proceeds from the sale of marketable securities. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the nine month period ended March 31, 2010 was $10,000. The cash was received from a related party as a loan to the Company to fund the operations.

As a result of the above activities, we experienced a net decrease in cash of $63,307 for the nine month period ended March 31, 2010.

The President and the Chairman of the Board of Directors have provided support to fund our operations with cash in the past but are not obligated to do so in the future.  Our ability to continue as a going concern is still dependent on our success in opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

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

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. The Company has a network of independently owned branch offices that originate mortgage loans from which the Company receives either a flat fee or a percentage of the fees earned by the branch when a mortgage loan is closed or funded. Revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

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

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010. Management is currently evaluating the potential impact of this guidance and does not expected that this guidance to have a significant impact on the Company’s financial statements.

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

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 as of March 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and principal financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010 we issued 6,500 shares to seven accredited investors for services performed at our annual conference as presenters.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Sections 4(2) and 4(6) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each participant was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Warrant Certificate dated February 26, 2010 for Jeffrey R. Smith

99.2	Warrant Certificate dated February 26, 2010 for Ron Hanna.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ JEFFREY R. SMITH
Jeffrey R. Smith, President Chief Executive Officer