Form 10-K
period 2010-06-30
PSM HOLDINGS INC
filed 2010-09-28
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-151807

PSM Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	90-0332127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 N. Main Street, Roswell, New Mexico	88201
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (575) 624-4170

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
(1)  Yes [X]    No [   ]       (2)  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,052,989 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At September 22, 2010, there were 14,166,335 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

• •	changes in our business strategies; a further decline in the economy, especially the housing market;
•	loss of or significant reduction in our warehouse line of credit;
•	the loss of branch offices from our network; and
•	failure to successfully market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PSM” refer to PSM Holdings, Inc., a Nevada corporation, and it's wholly- owned subsidiary, PrimeSource Mortgage, Inc., a Texas corporation.

PART I

ITEM 1.  BUSINESS

Historical Information

PSM Holdings, Inc. was originally incorporated under the laws of the State of Utah on March 12, 1987, with the name “Durban Enterprises, Inc.”  On July 31, 2001, the shareholders approved a change of domicile of the company to the State of Nevada and changed the name of the company to “Durban Holdings, Inc.”  Effective August 17, 2001, the Utah corporation merged into a Nevada corporation incorporated on July 19, 2001, for the sole purpose of changing the domicile of the Utah company.  On May 18, 2005, the name of our company was changed to “PSM Holdings, Inc.”  We have a single wholly owned operating subsidiary, PrimeSource Mortgage, Inc.; our parent company acts as a holding company for the shares of this subsidiary and has no other business operations.

On June 20, 2008, we filed a registration statement on Form S-1 to register the resale of 1,033,100 outstanding shares of common stock.  The registration statement was declared effective on August 11, 2009, at which time we first became subject to the reporting requirements of the Exchange Act under Section 15(d) thereof.

From time to time management has been engaged in preliminary discussions with a potential merger candidate in this industry. On June 14, 2010, we signed a Letter of Intent (the “LOI”) to acquire CBB, Inc. (“CBB”), an Oklahoma based management company, that operates a successful regional mortgage banking firm in the Southwest.  Under the terms of the LOI, upon closing of the transaction, CBB shareholders would receive common shares from PSM representing approximately 70% of the outstanding shares of PSMH stock, and CBB would become our wholly-owned subsidiary. The LOI expires on September 30, 2010.

There are currently no other agreements or arrangements with respect to any merger or similar transaction.

Business Operations

We offer a full range of mortgage loan products, including adjustable rate mortgages, fifteen, twenty, and thirty year fixed rate loans, and balloon loans with a variety of maturities.  In addition to residential mortgage purchases, we offer refinancing, construction loans, second mortgages, debt consolidation and home equity loans.  We provide residential mortgage loans to various consumers including “prime” credit borrowers who desire conventional conforming loans and borrowers seeking jumbo loans.  We operate primarily in the southwest in New Mexico, Oklahoma, and Texas, but we intend to expand our operations throughout the United States.

Through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., we act as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and we solicit and receive applications for secured loans.  As a licensed mortgage broker in 17 states, we also offer mortgage banking services to originate and fund mortgage loans directly using our existing two warehouse lines of credit. Our two warehouse lines of credit are available for our funding of mortgage loans for a short term period. On August 3, 2008, we entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5% and secured by the assets of the Company. On June 11, 2009, we entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold to a third party. We do not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company. We estimate that approximately 90% of the loans are currently being closed using the lines of credit. As of June 30, 2010, we did not have any amounts outstanding for payment against the lines of credit.

We have also created a network of branch offices, each of which is individually owned and operated.  PrimeSource Mortgage, Inc. has entered into independent network office agreements with these branch office originators who act as independent contractors to originate mortgage applications for submission to lenders under the terms and conditions provided in these agreements. A branch owner may pay us a negotiated upfront fee of up to $20,000 in which case we would receive a commission generated by the branch office. In the past, the branches were compensated by receiving 80% percent of the commission earned on each loan they originate in cash and 10% in our common shares through most of fiscal year ended June 30, 2010. We made the decision to offer the branches an arrangemement to pay us a flat fee of $500 for our services for each closed conventional loan, and $550 for each government loan as a compensation option. The majority of the branch offices have adopted the compensation plan by June 30, 2010. In each case, the branch relationship with us is exclusive and the branch offices can only generate business for our company. As a branch office, they have access to our lender network which they can then use in their day-to-day operations and to our line of credit. Our exclusive arrangement with the branch owners prevents them from using lenders other than ones approved by us.  We also provide them with training needed to access each lender.  We pay these branch office commissions and fees based on a split schedule accepted and agreed to by us, the respective lenders, and the branch office originators.  We return to the branch office originator a commission. The network office agreements are effective for a period of 30 days and are automatically extended for 30-day periods until they are cancelled. As of the date of this filing, we currently have 32 branch offices active in operations in our network. 3 new branches were added to our network since June 30, 2010 and additional 6 new branches are expected sign by June 30, 2011. As of June 30, 2010, there were 29 active branches in this network of mortgage loan originators. We are not directly involved with the day-to-day operations of any branch and are not responsible for any operating costs.  During the fiscal year ended June 30, 2007, nine new branch offices were added and five left our network or abandoned the industry altogether.  During the fiscal year ended June 30, 2008, eight new branch offices were added and six left our network or the industry. During the fiscal year ended June 30, 2009, six new branches were added and three have left the network. During the fiscal year ended June 30, 2010, 6 new branches were added to our network and one branch left the network. Of those branch offices which have left our network during these periods, all but one has left the mortgage brokerage industry entirely.

The following table sets forth the numbers of branch offices added to the network and which left the network for the periods indicated:

Period	Branch Offices Added to Network	Branch Offices Leaving Network
Year ended 6/30/07	9	5
Year ended 6/30/08	8	6
Year ended 6/30/09	6	3
Year ended 6/30/10	6	1
TOTAL	29	15

Management estimates that the average cost of establishing a new branch office is approximately $2,500 and consists of costs associated with identifying the potential branch office, conducting due diligence on the business operations of the target branch, training of branch personnel, and travel expenses.

Generation of Mortgage Loan Leads by Nationwide By Owner

Through our exclusive license with Nationwide By Owner, Inc. (“Nationwide”), we obtain leads generated by Nationwide.  Nationwide derives its leads from individuals in approximately 17 states either selling their homes personally rather than through a real estate agent or through real estate agents which have relationships with our branch offices.  Nationwide markets what it calls a “smart sign” which contains a toll-free number for potential buyers to obtain more information about the home.  Nationwide is able to retrieve and record the telephone number of the person seeking information and listening to an audio tour of the home.  The caller may also leave a message for the home owner, he or she can be forwarded directly to the owner’s telephone, or the party can leave a fax number for detailed information on the home.  Nationwide collects the caller information through a proprietary call-capture system and maintains this information on a database.  Nationwide does not hold a patent on its database for generating leads.  It is currently marketing the sign directly in over 17 states, including the states in which we operate, and is negotiating with a marketing company and a retail outlet to increase the use of the smart sign nationwide.  Approximately 7% of the loans closed by us are originated from leads generated by Nationwide.

Through our licensing agreement with Nationwide, we have direct access to the database of potential home buyers which permits us to contact these persons directly and offer our mortgage brokerage services.  Nationwide database also includes leads generated by persons visiting its website.

If Nationwide is successful in securing an agreement or arrangement to market its smart signs through a national marketing company or a national retail distributor, we intend to create a national processing center to process the leads from these signs.  Although we are obligated to create the national processing center under the term of our original agreement with Nationwide, both parties have agreed to delay the establishment of the center until Nationwide enters into an agreement with a national marketing company.  The processing center would be staffed by persons who could follow-up on these leads for our branch owners.  We have prepared preliminary operating plans for the national processing center and, depending upon the national marketing company, if any, engaged by Nationwide and the number of leads generated thereby, we estimate that the cost to create and staff the facility and one month’s operating expenses would be approximately $200,000.  We currently have no source for the funds necessary to create the national processing center and would likely attempt to raise the necessary funds in an equity offering through the sale of our common stock, but implementation of these plans will be dependent upon the successful completion of the negotiations of Nationwide for national marketing of its smart signs over which we have no control.

License Agreement with Nationwide

On April 14, 2006, we entered into our license agreement with Nationwide By Owner, Inc., a Texas corporation with offices in Fort Worth, Texas.  The license grants us the exclusive right to leads generated by Nationwide’s proprietary software which generates contact and other information of potential mortgage loan clients.  Nationwide began developing this technology in early 2001 and sold it to various mortgage lenders as a service.  A few years later, they began providing the technology to real estate brokers.  Nationwide currently operates primarily in the states of Texas, New Mexico, Oklahoma, Nebraska, Iowa, Washington, and Colorado and generates leads for us in the states in which we presently operate.

The term of the agreement is for an initial period of five years and is automatically renewable for three successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term.  The agreement is also terminable by either party for breach by the other party or change of control of the other party.

The license agreement grants to us the exclusive license to use Nationwide’s sales lead database for the purpose of developing a national processing center to originate and broker real estate mortgage loans.  The license agreement also grants us the right to sell the Nationwide “for sale by owner” signs at the market price for the signs.  We do not have the right to assign or sublicense rights to any other party.  Pursuant to the license agreement, we paid $150,000 and issued 150,000 shares of our common stock to Nationwide and its owners for this license. The total cost of licensing agreement was valued at $824,999.

The license agreement also obligates us to create a national processing center for the collection, organization and tracking of the sales leads database generated by Nationwide.  The center remains in the planning stage.  We have been completing the necessary steps required prior to the opening of the national processing center, including licensing, and completion of infrastructure.  The individuals to be hired to run the national processing center have been identified.  We anticipate opening the national processing center in 2011, provided we are able to raise the necessary funding, and further provided that Nationwide is able to enter into an agreement with a national marketing company.

For each loan closed and processed through the national processing center, we will be obligated to pay a flat fee to Nationwide.  We will also be obligated to pay a year-end bonus to Nationwide in cash or in our common stock based on the annual net profit attributable to the national processing center for each year.  The initial amount of bonus will be based upon 15% of the annual gross profit of the national processing center, less the expenses directly related to operating the center.

In the original agreement we agreed with Nationwide that by April 14, 2007, we would be licensed as a mortgage brokerage firm in at least 35 states and that we would use our best efforts to obtain licenses in all fifty states not later than October 14, 2007.  On March 1, 2007, we mutually amended the agreement to remove these licensing compliance dates and agreed to proceed with diligence to continue to become licensed in all 50 states or those in which Nationwide requests we become licensed.  As of June 30, 2010, we were licensed as a mortgage broker firm in 17 states.

Nationwide has also granted us a right of first refusal to purchase the company in the event they receive an offer from another source.

The license agreement also includes mutual indemnification provisions.

On or about May 15, 2007, we loaned an aggregate of $167,000 to Nationwide for its operating expenses.  These funds were provided to Nationwide to assist it in its negotiations to secure a national marketing company or a national retail outlet to sell the smart signs created by Nationwide. These marketing outlets would expose Nationwide to a substantial number of end-users.  Since we have the exclusive right to leads generated from these signs, management determined that it was a valid business purpose to lend the money to Nationwide to assist in this process. This loan is evidenced by a promissory note which was originally due on May 30, 2008, which we have extended through September 30, 2010. The note bears interest at 9.25% per annum and requires monthly payments of $1,000 beginning June 30, 2008, with a balloon payment of $96,381 due on August 30, 2009. The note is secured by the 150,000 shares of our common stock which we issued to them in the original agreement. Nationwide has repaid all but $98,954 of the principal amount due and on May 30, 2008, Nationwide provided a new promissory note reflecting this amount. We are currently in negotiations of the terms to extend the promissory note which will now be due on September 30, 2010.

Competition

We compete on two levels.  First, we offer mortgage loans to the consumer via branch offices located throughout the Southwest. These loans are brokered to our inventory of national lenders with whom we have negotiated discounts over interest rates charged to borrowers outside of our network. We pass these discounts on to our branches making them much more competitive in their local markets.

In addition, due to our marketing approach, including the trademarked “We Walk You Home” premise which emphasizes our ability to walk the customer through the myriad of documents necessary to complete the loan process, a competitive edge has been discovered in the marketplace.  Many consumers appreciate the essence of this slogan and benefit by having our representatives assist them throughout the confusing process of obtaining a mortgage loan.

Second, the organizational structure provided to our branches must compete with other forms of ownership currently being offered to independent mortgage operators.  Being part of our network provides the independent owner marketing, training, branding, and technical support assisting their office in every aspect of the mortgage operation

In connection with the leads generated by the Nationwide By Owner, Inc. website, we are in competition with a number of existing Internet mortgage brokerage firms, such as Greentree Mortgage, LendingTree, Ditech.com, LoanWeb, and many others.  In addition, many banks and credit unions offer Internet mortgage brokerage services.  Each of these firms has had more experience in the Internet mortgage brokerage industry than have we.  They may also be better funded.  We believe we can compete with these and other Internet based mortgage brokerage firms due primarily to the fact that we have an exclusive right to the leads being generated by the Nationwide website.  Our management believes that these leads make us competitive with other firms due to the proven high interest level of the consumer pursuing more information on the homes that have a “smart sign” while our competition will be required to spend marketing and advertising dollars trying to find good leads.  On the other hand, we will be able to follow up on people who are actively involved in the buying or selling of a home.  We also believe Nationwide is in direct competition with others in the smart sign business, including Allied Mortgage Capital Corp., a privately held company which has approximately 2,000 branch offices nationwide which use a third party vendor known as “The Yellow Sign” to generate mortgage brokerage leads.  We believe that if Nationwide is successful in negotiating with a national marketer of its smart sign, it will be able to gain market share against this competitor.

Government Regulations

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans.  We are also subject to state licensing requirements.  These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines.  Also, we are required to comply with regulatory financial requirements.

Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act.  The Equal Credit Opportunity Act and the Fair Housing Act prohibits a company from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics.

Also, we are required to disclose reasons for credit denial and other matters to applicants.  The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms.  It guarantees borrowers a three-day right to cancel certain credit transactions.  If we fail to comply with the Truth-in-Lending Act, aggrieved customers could have the right to rescind their loan transactions and to demand the return of finance charges.

The Fair Credit Reporting Act requires us to supply loan applicants who are denied credit the credit-reporting agency’s name and address.  The Real Estate Settlement Procedures Act was designed to prevent abuses in the referral of business in the real estate industry.  It prevents specific types of payments between certain providers.

We believe we are in material compliance with all government regulations applicable to our business operations.

Trademarks and Trade Names

We hold a federal service mark for the phrase “PS PrimeSource Mortgage” and a logo for the service mark.  The service mark was granted by the U.S. Patent and Trademark Office on March 7, 2000.

Employees

As of September 22, 2010 we had a total of four full-time employees, including Jeffrey Smith, who serves as President and Principal Accounting Officer and three staff personnel.  In addition, we have one part-time employee who provides services to our branches and Deborah Erickson, one of our former directors, who is a contract service provider. If we are successful in our efforts to open the national processing center, we anticipate hiring approximately nineteen additional full-time employees for operation of the center, two of whom will be in management positions and the remainder of whom will be sales lead processors.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

We lease approximately 3,000 square feet of office space in Roswell, New Mexico, which is used for our principal executive offices and as the operating location of PrimeSource Mortgage. Current monthly rental payments for the space are $3,245. The lease expires on February 28, 2013.  The monthly lease payments increase by 4% on March 1st of each year. We carry property and casualty insurance, renter’s insurance and liability insurance covering this space.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board since October 2009 and has been quoted on the Pink Sheets since October 2005.  Our trading symbol is “PSMH.”.  The table below sets forth for the periods indicated the range of the high and low bid or trading information as reported by a brokerage firm and/or as reported on the Internet.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

Fiscal year ended	First	$2.55	$1.70
June 30, 2010	Second	$1.80	$0.85
	Third	$1.05	$0.70
	Fourth	$0.90	$0.60

Fiscal year ended	First	$0.75	$0.64
June 30, 2009	Second	$0.74	$0.62
	Third	$1.43	$1.30
	Fourth	$2.60	$1.40

As of September 22, 2010, we had outstanding immediately exercisable five-year warrants to purchase 4,000,000 shares of our common stock at $1.00 per share.  These warrants were held equally by Jeffrey R. Smith, our President, and Ron Hanna, our Chairman.  We had no other outstanding options or warrants to purchase, or securities convertible into, our common shares.  At September 22, 2010, we had outstanding 11,228,041 common shares designated as restricted securities, of which 10,938,666 have met the six-month holding period of Rule 144 and could be sold under this rule.  Except for the shares included in our S-1 registration statement, we have not agreed to register any other outstanding shares for resale in a secondary offering.  We have also not proposed to publicly offer any shares of our common stock in a primary offering.

Availability of Rule 144

Rule 144 was adopted by the SEC to provide shareholders a safe harbor which, if followed, would allow shareholders an opportunity to publicly resell restricted or control securities without registration.  However, Paragraph (i) of Rule 144 states that the provisions of the rule are not available for the resale of securities initially issued by a shell company, or a company which at the time of issuance had ever been a shell company, until certain conditions are met.  These conditions include the following: the issuer had ceased to be a shell company; it is subject to the reporting requirements of the Exchange Act; it has filed all reports and other materials required during the last 12 months, or for a shorter period it was required to file the reports; it has filed “Form 10 information;” and one year has elapsed from the date the “Form 10 information” was filed.  We are a former shell company.  Nevertheless, we believe we have met the requirements of Paragraph (i) of Rule 144 and that this rule would be available to our shareholders.

Holders

At September 22, 2010, we had approximately 485 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Fidelity Transfer Company, 8915 South 700 East, Suite 102, Sandy, Utah 84070, to be the transfer agent of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Unregistered Sales of Equity Securities

The following equity securities were sold by us during the year ended June 30, 2010, without registration under the Securities Act and have not been previously reported:

•
In March 2010 we issued 200,000 shares to Longview Communications for investor relations services.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Longview Communications was an accredited investor as defined Regulation D.  It delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  It also represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Representatives of the investor were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

•
In April 2010 we issued 25,445 shares to our branch owners under our Commission Plan B program which represented commissions earned for the quarter ended March 31, 2010.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  There were a total of 3 accredited investors and 9 sophisticated investors as defined Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was provided a private placement memorandum containing information required pursuant to Regulation D.  Each participant was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended June 30, 2010, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding our intent, belief or current expectations of our company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

We conduct all of our business operations through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., which we acquired in May 2005. Since 1991, PrimeSource Mortgage has been engaged in the mortgage brokerage business and since 2008 has also conducted business as a mortgage banker using two warehouse lines of credit, $1,000,000 secured by CBB, Inc. and $4,000,000 secured by First Funding. We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from various institutional lenders.  We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through our warehouse lines of credit.  These loans are immediately sold to third parties.  We have a number of independently owned branch offices from which we derive revenue based on a percentage of commissions, or a flat fee generated on loans originated by these branch offices.  We make available to these branch offices our institutional lenders for the mortgage brokerage business and our warehouse lines of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us.  We are licensed as a mortgage brokerage and banking firm in 17 states and we currently operate primarily in the southwest in the states of New Mexico, Oklahoma, and Texas.

On April 14, 2006, we entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real property for sale by owners and others.  In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us.  We have also agreed to establish a national processing center to expand nationally the collection, organization and tracking of sales leads obtained from the database.  We have agreed with Nationwide to delay the establishment of the processing center until Nationwide secures a national marketing agreement. Nationwide is  involved in multiple discussions to accomplish this in the next year.

At the present time we have no record of how many mortgage loan applications are received.  Each branch office maintains its own record-keeping system for applications and whether to retain this information or not.  During the years ended June 30, 2008, 2009 and 2010, we closed 770 loans, 909 loans and 890 loans, respectively.  There was an increase of 19% in the number of loans closed during the year ended June 30, 2009 compared to 2008 which was as a result of a net increase in branches and improved production from branches that were added during the year ended June 30, 2008. The slight decrease in production during the year ended June 30, 2010 was due to the extreme changes in the mortgage market environment during the fiscal year.

The branches were compensated by receiving 80% percent of the commission earned on each loan they originate in cash and 10% in our common shares through most of fiscal year ended June 30, 2010. Management made the decision to offer a flat fee of $500 to be paid to us for our services for each closed conventional loan, and $550 for each government loan as a compensation option. The majority of the branch offices have adopted the compensation plan by June 30, 2010. An increase in branch production increases our revenue. Increases in production through adding branches or increasing the production of existing branches further increase our revenue. We continue to recruit new branches and work with existing branches to increase their production. Management believes that the cost to service new branches will not increase greatly over current costs to service existing branches.

We have failed to generate a profit for the fiscal years ended June 30, 2010 and 2009.  Management believes the primary reason for the losses over the past few years was that after the decision was made to take the company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue.  Management made the decision not to negotiate to the demands of five top producing branches and agreed to let these branches leave the network.  Our reduction in revenue was the primary reason of the extensive losses from 2007 through 2009. By the beginning of fiscal year 2010, we positioned ourselves with enough branches to reflect profits however the market took a dramatic historical turn for the worse.  Mortgage brokers and lenders across the country took an extraordinary hit because few people were willing to consider refinancing or purchasing a home. This over-reaction continued to have a negative impact on mortgage originations over the winter of fiscal year ended June 30, 2010.  A recovery began to take place in the final quarter of fiscal year ended June 30, 2010, and we reflected a profit in that final quarter. The significant loss in 2010 was primarily as a result of the board compensating its Chief Executive Officer and the President, each with 500,000 shares of restricted common stock and 2,000,000 warrants in March 2010. This compensation was a one-time payment provided to the officers for their past services.

As a result of the new flat fee that is in place, the increased number of branch offices that have joined the network over the past couple of years, and the slight recovery in the mortgage origination industry, management believes that we will continue the profitability trend that began in the fourth quarter of the fiscal year ended June 30, 2010.

Operating expenses consist primarily of commissions paid to independent brokers on mortgage loans generated by us or our branch offices, development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us becoming a public company, and the costs of putting on our annual convention.  The annual convention provides training for branch owners and markets our company to potential branch owners that attend. Overhead expenses include wages, rent of office space, and other administrative expenses.  Licensing costs to conduct business in each state are included in taxes and licenses.

Results of operations

Our consolidated results of operations for the twelve months ended June 30, 2010 and 2009 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc.

We reported a net loss of $4,364,929 for the year ended June 30, 2010 compared to a loss of $674,224 for the same period ended June 30, 2009. The increase in loss of $3,690,705 was principally attributable to the non-cash share based stock awards valued at $3,814,109 paid to our officers and employees for their past services offset by increase in revenues and operating expenses as more fully explained below.

Revenues

Total revenues increased by $581,012 or 18% for the year ended June 30, 2010, as compared to the same period in 2009 (the “comparable prior year period”). Revenues for the year ended June 30, 2010 increased primarily due to a combination of net increase in number of branches (5) in operation and the value of the loans closed  as compared to the comparable prior year period. Some of the existing branches also increased their production during this time period as their business matured. Management believes that adding strong producing branches is a viable way to continue to increase revenues.

Operating Expenses

Total operating expenses increased by $4,297,377 or 110% for the year ended June 30, 2010, as compared to the comparable prior year period. This overall increase was primarily due to the non-cash share based stock awards valued at $3,998,984 paid to our officers and employees for their past services and an increase of $353,682 or 12% increase in brokerage commissions paid to our branches for the year ended June 30, 2010, as compared to the comparable prior year period. The increase in commissions paid was due to an increase in branch revenue during the year ended June 30, 2010.

Non-operating income (expense)

Our net non-operating income for the year ended June 30, 2010 was $21,196 as compared to our net non-operating expense of $4,464 for the year ended June 30, 2009. This overall increase was primarily due to our earnings of $23,056 in other income relating to the fees charged to the branches for attending a national conference during the year ended June 30, 2010 as compared to the comparable prior year period. Our realized loss on sale of securities was reduced by $4,585 during the year ended June 30, 2010 as compared to the comparable prior year period. Our interest expense increased by $4,847 due to the interest charged on our credit card during the year ended June 30, 2010 as compared to the comparable prior year period.

Other comprehensive gain or loss

Unrealized gain on marketable securities for the year ended June 30, 2010, was $12,436 as compared to an unrealized loss of $10,772 for the comparable prior year period. Unrealized gains and losses result due to the increase in fair value of the marketable securities held at June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $75,763 at June 30, 2010.  As shown in the accompanying consolidated financial statements, we recorded a loss of $4,364,929 for the year ended June 30, 2010, compared to loss of $674,224 for the comparable prior year period. Our current assets exceeded our current liabilities by $24,791 at June 30, 2010, and net cash used in  operating activities for the year ended June 30, 2010 was $38,365. We believe that we have sufficient funds to conduct our operations for the next operating cycle of 12 months. We expect to open fifteen (15) additional branches (three (3) of which have already opened since July 1, 2010) during the current fiscal year, while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.  Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, we have no present agreements or arrangements to secure additional funding for customer loans and/or funding for expansion or operations.

Operating Activities

Net cash used in operating activities for the year ended June 30, 2010 was $38,365 resulted due to an increase in accounts receivables of $68,630, increase in prepaid expenses of $60,000, increase in accrued interest receivable of $2,775, increase in accounts payable of $222,437, and increase in accrued liabilities of $15,630. We experienced a net loss from operations of $4,364,929 for the year ended June 30, 2010, as compared to a net loss from operations of $674,224 for the comparable prior year period. The losses were primarily attributable due to the onetime non-cash share based stock awards valued at $3,789,869 paid to our officers and directors for their past services, offset by an increase in revenues due to the increase in number of branches in our network. Management believes that the Company can become profitable from the increased revenue that will be achieved by adding additional branches.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2010, was $20,970 as a result of  net cash realized from the sale and purchase of marketable securities.. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

 Net cash provided by financing activities for the year ended June 30, 2010, was $10,000 consisting of capital contribution from a related party. The President and the Chairman of the Board have supported our operations with cash but are not obligated to do so.

As a result of the above activities, we experienced a net decrease in cash of $7,395 for the year ended June 30, 2010.  Our ability to continue as a going concern is still dependent on our success in opening new branches, mature the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and investors through the sale of our securities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments.  (See Note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies”). We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

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

Revenue Recognition

Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. We have a network of independently owned branch offices that originate mortgage loans from which we receives either a flat fee or a percentage of the fees earned by the branch when a mortgage loan is closed or funded. Revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

We record revenue for the fees charged to new branches when they sign up to join our network. We generated less than 1% of total revenues, from fees charged to new branch offices for joining our network during the years ended June 30, 2010 and 2009.

Starting May of 2009, we began receiving a fee on a warehouse line of credit of one eighth (1/8) of one percent of the loan amount on loans closed on the credit line. In October of 2009, the fee was raised to one fourth (1/4) of one percent of the loan amount.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

Recent Accounting Pronouncements

The Company has evaluated the possible effects on it financial statements of the following accounting pronouncements:

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The following financial statements are filed with this report:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of  PSM Holdings, Inc. and Subsidiary
Roswell, New Mexico
We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Nevada corporation) and Subsidiary (a Texas corporation) (the “Company”), as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two year period ended June 30, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiary as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Accounting & Consulting Group, LLP
Certified Public Accountants

Carlsbad, New Mexico
September 26, 2010

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	June 30, 2009

Current Assets:
Cash & cash equivalents	$75,763	83,158
Accounts receivable, net	153,563	90,415
Marketable securities	30,420	42,039
Prepaid Expenses	60,000	-
Total current assets	319,746	215,612

Property and equipment, net	16,944	27,516

Loan receivable	96,981	94,206

NWBO License, net of accumulated amortization, June 30, 2010 - $248,147
and June 30, 2009 - $189,218	576,852	635,781

Total Assets	$1,01,523	$973,115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$319,640	$97,203
Accrued liabilities	24,897	9,268
Total current liabilities	344,537	106,471

Long-term Liabilities:
Due to a related party	120,000	110,000
Total long-term liabilities	120,000	110,000

Total Liabilities	464,537	216,471

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,124,905 and 12,942,294 shares issued and outstanding at June 30, 2010 and June 30, 2009
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at June 30, 2010 and June 30, 2009	-	-
Treasury stock, at cost: shares held 21,600 at June 30, 2010 and 179,495 at June 30, 2009	(22,747)	(72,747)
Additional paid in capital	8,335,154	4,244,502
Accumulated other comprehensive (loss) income, net of deferred tax	2,666	(9,770)
Accumulated deficit	(7,783,212)	(3,418,283)
Total stockholders' equity	545,986	756,644

Total Liabilities and Stockholders' Equity	$1,010,523	$973,115

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	June 30,
	2010	2009

Revenues	$3,832,902	$3,251,890
Operating expenses
Brokerage commission	3,297,132	2,943,450
Selling, general & administrative	4,852,394	908,572
(includes non-cash share based stock awards of $3,998,984 and $16,300)
Depreciation and amortization	69,501	69,628
Total operating expenses	8,219,027	3,921,650

Loss from operations	(4,386,125)	(669,760)
Non-operating income (expense):
Interest expense	(11,466)	(6,619)
Interest and dividend income	12,690	9,824
Realized gain (loss) on sale of securities	(3,084)	(7,669)
Other Income	23,056	-
Total non-operating income (expense)	21,196	(4,464)

Loss from continuing operations before income tax	(4,364,929)	(674,224)

Provision for income tax	-	-

Net loss	(4.364,929)	(674,224)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	12,436	(10,772)

Comprehensive income (loss)	$(4,352,493)	$(684,996)

Net loss per common share and equivalents -
basic and diluted loss from operations	$(0.33)	$(0.05)

Weighted average shares of share capital outstanding
- basic & diluted	13,233,786	12,923,555

Weighted average number of shares used to compute basic and diluted loss per share for the years ended June 30, 2010 and 2009 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Treasury	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Capital	Stock	Gain (Loss)	Deficit	Equity
Balance, June 30, 2008	12,893,367	$12,893	$3,527,840	$(22,747)	$1,002	$(2,744,059)	$774,929

Stock transferred from President	(223,181)	(223)	(172,241)	-	-	-	(172,464)
Stock issued to branch owners	223,181	223	172,241	-	-	-	172,464
Stock issued - stock issuance plan	48,927	49	78,798	-	-	-	78,847
Purchase of treasury stock	-	-	-	(50,000)	-	-	(50,000)
Capital contribution	-	-	465,400	-	-	-	465,400
Forgiveness of debt by an officer	-	-	172,464	-	-	-	172,464
Unrealized loss on marketable securities	-	-	-	-	(10,772)	-	(10,772)
Net loss	-	-	-	-	-	(674,224)	(674,224)
Balance, June 30, 2009	12,942,294	$12,942	$4,244,502	$(72,747)	$(9,770)	$(3,418,283)	$756,644

Stock issued to officers as bonus	1,000,000	1,000	1,009,000	-	-	-	1,010,000
Warrants issued to officers as bonus	-	-	2,779,869	-	-	-	2,779,869
Stock issued to branch owners	110,006	110	142,741	-	-	-	142,851
Stock issued to third parties for services	206,500	207	184,668	-	-	-	184,875
Stock issued to employees as compensation	24,000	24	24,216	-	-	-	24,240
Stock cancelled as a result of settlement	(157,895)	(158)	(49,842)	50,000	-	-	-
Unrealized gain on marketable securities	-	-	-	-	12,436	-	12,436
Net loss	-	-	-	-	-	(4,364,929)	(4,364,929)
Balance, June 30, 2010	14,124,905	$14,125	$8,335,154	$(22,747)	$2,666	$(7,783,212)	$545,986

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,364,929)	$(674,224)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,501	69,628
Non-cash commissions contributed by an officer	-	172,464
Share based payment awards to officers and employees	3,814,109	78,847
Stock issued to third parties for services	184,875	-
Stock issued to branch owners as commission	142,851	-
Loss on sale of marketable securities	3,084	7,669
Bad debts	5,482	12,500
(Increase) decrease in current assets:
Accounts receivable	(68,630)	(27,619)
Loan receivable, accrued interest	(2,775)	(3,008)
Prepaid expenses	(60,000)	-
Increase (decrease) in current liabilities:
Accounts payable	222,437	(11,404)
Accrued liabilities	15,630	554
Bank overdraft	-	(4,792)
Net cash used in operating activities	(38,365)	(379,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(2,680)
Proceeds from loan receivable	-	9,152
Purchase of treasury stock	-	(50,000)
Proceeds from sale of marketable securities	42,624	36,880
Purchase of marketable securities	(21,654)	(38,078)
Net cash provided by (used in) investing activities	20,970	(44,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from capital contributions	-	465,400
Cash payments on loan from related party	(10,000)	-
Cash receipts on loan from related party	20,000	30,000
Net cash provided by financing activities	10,000	495,400

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(7,395)	71,289

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	83,158	11,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$75,763	$83,158

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2010

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background
As used herein and except as otherwise noted, the term “Company” shall mean PSM Holdings, Inc.

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

Business Activity
PrimeSource Mortgage, Inc., the wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.  PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement.  PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  PrimeSource Mortgage, Inc. will then return to the originator a percentage of the commission and fee split in stock awards.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas and Washington.

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

Advertising
Advertising costs are expensed as incurred.  Advertising expense was $12,838 and $16,194 for the years ended June 30, 2010 and 2009, respectively.

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

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenue from fees charged to new branch offices for joining the network during the years ended June 30, 2010 and 2009, respectively.

Starting May of 2009, the Company receives a fee on the warehouse line of credit of one eighth (1/8) of one percent of the loan amount on loans closed on the line.  In October 2009, the fee was raised to one fourth (1/4) of one percent of the loan amount.  The revenue is recognized as earned on the later of the settlement date or the funding date of the loan.

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

Recent Accounting Pronouncements
The Company has evaluated the possible effects on it financial statements of the following accounting pronouncements:

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. 68% of the outstanding accounts receivable are due from one customer.  The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for the years ended June 30, 2010 and 2009, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and 2009 is summarized as follows:

	2010	2009
Fixtures and equipment	$114,563	$114,563
Accumulated depreciation	(97,619)	(87,047)
Property and equipment, net	$16,944	$27,516

Depreciation expense for the years ended June 30, 2010 and 2009 was $10,572 and $10,699, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	2010	2009
Cash paid for interest	$11,466	$6,619
Cash paid for income taxes	-	-

 Non-cash investing and financing activities during the years ended June 30, 2010 and 2009 were as follows:

	2010	2009
Stock issuance and transfers (Note 8):
Stock transferred from Company President to branch owners	$-	$(172,464)
Stock issued to branch owners as a result of transfer from the Company President	-	172,464

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at June 30, 2010 and 2009, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
Available for Sale
Equity Securities	$27,754	$3,123	$(457)	$30,420

June 30, 2009
Available for Sale
Equity Securities	$50,685	$1,029	$(9,675)	$42,039

Available for sale securities are carried in the financial statements at fair value.  Net unrealized holding gains on available for sale securities in the amount of $2,666 and net unrealized holding losses of $9,770 for the years ended June 30, 2010 and 2009, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the periods ending June 30, 2010 and 2009 was $0.

Gross realized losses from the sale of securities available for sale and included in earnings was $3,084 and $7,669 for the years ended June 30, 2010 and 2009, respectively.  The cost of securities sold is determined by specific identification.

The cost of securities sold is determined by specific identification.

Temporary impairments
The following tables shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and 2009, respectively.

June 30, 2010

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable
Equity Securities	$3,327	$(326)	$505	$(131)	$3,832	$(457)

Total	$3,327	$(326)	$505	$(131)	$3,832	$(457)

June 30, 2009

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable
Equity Securities	$27,706	$(6,970)	$3,933	$(2,786)	$31,639	$(9,756)

Total	$27,706	$(6,970)	$3,933	$(2,786)	$31,639	$(9,756)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries.  The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers.  The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at June 30, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement is of month-to-month operating lease. Total rents paid for the office lease during the years ended June 30, 2010 and 2009 were $37,940 and $36,480, respectively.  The Company rents a vehicle that is owned by the Company’s President.  The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500.  During the years ended June 30, 2010 and 2009, the Company paid $6,000 for the vehicle rent.

During the year ended June 30, 2010, the Company had the following loan to a related party outstanding:

	Original Loan	Balance due June 30, 2010	Balance due June 30, 2009
Secured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined
payment terms	$167,000	$90,890	$90,890
Accrued interest due from NWBO	-	6,091	3,316
	167,000	96,981	94,206
Less allowance for uncollectible amounts	-	-	-

	$167,000	$96,981	$94,206

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by a director of the Company.  For the years ended June 30, 2010 and 2009, commissions paid under the branch agreement were $11,309 and $22,845, respectively. At June 30, 2010 and 2009, the Company owed $0 to the Ruidoso Branch in commissions.   There were no share based payments during the years ended June 30, 2010 and 2009.

The Company conducted business with the Farmington, New Mexico Branch office which is owned by a director of the Company.  For the years ended June 30, 2010 and 2009, commissions paid under the branch agreement were $156,124 and $168,839, respectively. At June 30, 2010 and 2009, the Company owed $0 to the Farmington Branch in commissions.  The Company issued 8,687 and 0 shares of common stock as share based payments during the years ended June 30, 2010 and 2009.

The Company purchased certain services from two of its directors. Cash payments made for consulting services during the year ended June 30, 2010 and 2009 included in selling, general, and administrative expenses were $34,623 and $54,544, respectively.

During the year ended June 30, 2010, the Company issued 500,000 shares to the Chairman of the Board of Directors and 500,000 shares to the President as a bonus for prior services performed for the Company. The Company recorded the fair value of stock amounted to $1,010,000 as an expense included in the statement of operations and comprehensive income (loss) as compensation paid to officers and directors. There were no shares issued to the Company President during the year ended June 30, 2009.

The Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $2,779,869 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for the year ended June 30, 2010 was $2,779,869 compared to $0 for the same period in 2009, respectively.

The following table represents the Company President’s contributions for the years ended June 30, 2010 and 2009:

	2010	2009
Transfer of personal stock to branch owners in exchange
for services rendered	$-	$172,464
Cash contributions	-	465,400
Total Contributions from President to Company	$-	$637,864

During the years ended June 30, 2010 and 2009, the Company’s President committed to make loans to the Company in the form of transfers of his personal stock of the Company to branch owners in exchange for services rendered during the periods. As part of his commitment, he has agreed to forgive 100% of the resulting loans to the Company. Transactions under this agreement for the years ended June 30, 2010 and 2009 were:

	2010	2009
Fair value of stock transferred, recognized as commissions
in the financial statements	$-	$172,464
Loan amounts forgiven and recognized as additional
paid in capital in the financial statements	$-	$172,464

During the year ended June 30, 2008, the Company entered into an unsecured revolving line of credit arrangement with the Company’s President for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%.  The balance of the advance payable to the Company’s President at June 30, 2010 and 2009 was $120,000 and $110,000, respectively.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2010 and 2009:

	2010	2009

Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense net of federal tax	(5.3%)	(5.3%)
Valuation allowance	39.3%	39.3%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2010 are as follows:

Deferred tax assets:
Net operating loss carry forward	$3,058,802
Total gross deferred tax assets	3,058,802
Less valuation allowance	(3,058,802)
Net deferred tax assets	$-

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

At June 30, 2010, the Company had accumulated deficit carry forwards of approximately $7,783,212 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2030. The net change in the valuation allowance during the years ended June 30, 2010 and 2009 was an increase of $1,715,417 and $264,970, respectively.

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the  amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position.

The Company is not under examination for any open tax years.

NOTE 8 – STOCK ISSUANCE

Following is the status of the share based payment plans during the year ended June 30, 2010.

The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.  The fair value of each share granted/issued for services is estimated on the grant/issue date using the Black-Scholes pricing model.

During the year ended June 30, 2010, the Company issued 1,340,506 shares of common stock (net of cancellation of 301 common shares) under the 2002 Stock Option/Stock Issuance Plan.  Included in the shares issued were 500,000 shares issued to the Chairman of the Board of Directors and 500,000 shares issued to the Company President as a bonus for prior services performed for the Company. The Company recorded an expense of $1,010,000 included in the statement of operations and comprehensive income (loss) as compensation paid to an officer and directors for the issuance of the shares to the Chairman of the Board of Directors and Company President. The fair value of the shares issued to the Chairman of the Board of Directors and the Company President was calculated by multiplying the closing share price on the date of authorization by the number of shares issued. In addition, the Company issued 24,000 common shares valued at $24,240 to employees as bonus, and issued 206,500 common shares to third parties for services. The Company also issued 110,006 shares to branch owners for brokerage commissions valued at $142,851 equating to the fair value of the shares of common stock. The Company has recorded commission expense of $16,800 for the three months ended June 30, 2010, payable to the branch owners for brokerage commissions equating to the fair value of 22,300 shares of common stock.  The fair value of common shares was calculated by dividing the quarterly commission earned by the average share price for the quarter using the closing share price on the last trading day of the quarter during which the brokerage commission is earned. The Company has not issued the 22,300 common shares to the branch owners for brokerage commission as of June 30, 2010.

 The Company had negotiated a settlement with a third party and received 157,895 shares of its common stock previously issued to the third party for services. The 157,895 shares received were recorded as treasury shares held by the Company at June 30, 2009. On March 31, 2010, the Company cancelled 157,895 shares of its common stock held in the treasury in the accompanying financial statements as of June 30, 2010.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $2,779,869 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for such grant recorded in the accompanying financial statements for the year ended June 30, 2010 was $2,779,869 as compared to $0 for the same period in 2009, respectively.

During the year ended June 30, 2009 the Company issued a total of 48,927 shares to an employee, branch owners and consultants under the 2002 Stock Option/Stock Issuance Plan.  The market value of the shares was $78,847 which was charged to selling, general and administrative expenses. In addition, the Company purchased 157,895 shares of its stock from a single shareholder for $50,000. The stock was held by the Company as treasury stock as of June 30, 2009.

During the year ended June 30, 2010 and 2009, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan. There were no options issued and outstanding under the plan as of June 30, 2010.

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms.  Amortization expense recorded during the years ended June 30, 2010 and 2009 was $58,929. Amortization expense to be recognized for each of the years ending June 30, 2011 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter.  The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license.  The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter.  The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at June 30, 2010 and 2009.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement is of month-to-month operating lease, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the years ended June 30, 2010 and 2009 were $37,940 and $36,480, respectively.  The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement during the years ended June 30, 2010 and 2009 were $585 and $268, respectively.

NOTE 10 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2010 and 2009 was 13,233,786 and 12,923,555, respectively. Loss per common share from continuing operations for the years ended June 30, 2010 and 2009 was $0.33 and $0.05 respectively.

NOTE 11 – LINES OF CREDIT

The Company has two warehouse lines of credit available for its funding of mortgage loans for a short term period. On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%. On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of June 30, 2010, the Company did not have any amounts outstanding for payment against the lines of credit.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The fair value of marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and 2009 are as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and cash equivalents	$75,763	$75,763	$83,158	$83,158
Accounts receivable	153,563	153,563	90,415	90,415
Marketable securities	30,420	30,420	42,039	42,039
Prepaid expenses	60,000	60,000	-	-
Loan receivable	96,981	96,981	94,206	94,206

Financial liabilities:

Accounts payable	$319,640	$319,640	$97,203	$97,203
Accrued liabilities	24,897	24,897	9,268	9,268
Due to a related party	120,000	120,000	110,000	110,000

NOTE 13 – INDUSTRY RISKS

The Company continues to build on its plan to add additional branches to increase bottom line revenues while continuing its relationship with NationWide By Owner (NWBO), however, the Company continues to post losses through the end of its fiscal years ended June 30, 2010 and 2009.  The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention.  The Company has signed three additional branches subsequent to the year ended June 30, 2010, however should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

The mortgage industry has gone through a significant consolidation over the past three years.  The foreclosures in 2009 and 2010 have caused a credit tightening, making qualifying for loans more difficult for borrowers.  PrimeSource Mortgage, Inc. has not experienced credit losses because the Company either has either sold the loan prior to or shortly after closing, or simply does not fund the loans they originate.

The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes decrease in 2009 and 2010.  The lower rates in 2009 and 2010 have brought the market back to some degree.  Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 26, 2010, the date these financial statements were issued.

The Company has continued to actively recruit and establish new branch offices.  The Company has added three (3) new branch offices to their network subsequent to June 30, 2010.

On June 14, 2010, the Company signed a Letter of Intent (the “LOI”) to acquire CBB, Inc. (“CBB”), an Oklahoma based management company that operates a successful regional mortgage banking firm in the Southwest.  Under the terms of the LOI, upon closing of the transaction, CBB shareholders would receive common shares from the Company representing approximately 70% of the outstanding shares of the Company’s stock and CBB would become a wholly-owned subsidiary of the Company. The LOI expires on September 30, 2010.

On July 2, 2010, the Company issued 20,000 shares of common stock valued at $12,000, to a consultant for services. The shares were issued at their fair value on the date of issuance. On August 30, 2010, the Company issued 18,931common shares to the branch owners for brokerage commission earned as of June 30, 2010. The shares were issued at their fair value when such commissions were earned by the branches.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2010, Jeffrey R. Smith, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Smith concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of June 30, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Management has hired an independent accounting firm to assist on a monthly basis to maintain said controls. In addition, the firm will review all transactions recorded in our books of accounts and will advise as needed to keep our Company operationally sound.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.  Since we are neither a large accelerated filing nor an accelerated filing as defined in Rule 12b-2 under the Exchange Act, an attestation report of our registered public accounting firm is not included with this annual report.

ITEM 9B.  OTHER INFORMATION

No information is reportable pursuant to this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of September 22, 2010, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Jeffrey R. Smith(1)	48	Director, President, CEO and CFO	2005	President & CEO of PSM Holdings, Inc. since May 2005, and President & CEO of PrimeSource Mortgage, Inc. since 1998.
Ron Hanna	58	Chairman & Executive Vice-President	2005
Executive Vice-President of PSM Holdings, Inc. since May 2005.  President & CEO of Summit Resource Services, Inc. since 1998.  This company is independently owned and operated by Mr. Hanna and operated a network office of PSM from 1998 to 2006.  From 1990 until 1998 he owned and operated a private medical practice. Mr. Hanna currently operates Ruidoso, New Mexico branch office.

Matt Lamoreux	51	Director	2009
President of Lamoreux Inc., a mortgage brokerage firm since August 2006.  Employed as a loan officer for JHS Inc, a mortgage lending firm, from October 2002 until July 2006. Mr. Lamoreux currently operates Farmington, New Mexico Branch office.

Douglas F. Smith(1)	53	Director	2005
Employed by ConocoPhillips in the audit department since April 15, 2009; as benefits and payroll accounting director from 2007 to April 2009; fixed asset accounting director from 2002 to 2007; investment accounting and disclosures director from 2001 to 2002; and external reporting specialist from 2000 to 2001.  ConocoPhillips is a public company involved in the oil and gas industry.  The Company has no relationship to our company.

(1)	Douglas F. Smith is the brother of Jeffrey R. Smith.

Each director is elected for a term of one year and until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.  We did not hold an annual meeting of the shareholders for the fiscal year ended June 30, 2010, and we have not scheduled an annual meeting for the current year.  Whenever the authorized number of directors is increased between annual meetings of the stockholders, a majority of the directors then in office has the power to elect such new directors for the balance of a term and until their successors are elected and qualified.

Officers are to be elected by the Board of Directors at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

On September 27, 2010, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics is attached as an exhibit to this annual report.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current Board of Directors and we have not adopted procedures by which security holders may recommend nominees to our Board of Directors

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Our Board of Directors believes that its current members have sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that we do not have an audit committee financial expert because it is cost prohibitive at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended June 30, 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus	Stock Award	All Other Compensation	Total
Jeffrey R. Smith, CEO	2010	$90,000	$1,389,935 (1)	$505,000 (2)	$18,411 (3)	$2,003,346
	2009	$90,000	0	0	$23,550 (4)	$113,550
(1)
On February 25, 2010, we granted 2,000,000 immediately exercisable warrants to Mr. Smith as a bonus for his past management services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $1,389,935, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%.

(2)	On February 25, 2010, we granted 500,000 fully vested shares of our common stock to Mr. Smith as a stock award under our 2002 Stock Option/Stock Issuance Plan.
(3)	This amount consists of compensation for health insurance premiums of $12,411 for Mr. Jeffrey Smith and his family and car lease payments of $6,000.
(4)	This amount consists of compensation for health insurance premiums of $17,550 for Mr. Jeffery Smith and his family and car lease payments of $6,000.

We do not have employment agreements with any of our executive officers.  We have agreed to pay an annual base salary of $90,000 to Mr. Jeffrey Smith.  Mr. Smith has agreed to defer or forgive some or all of the salary if we do not have the available cash to pay the salary.  For the years ended June 30, 2010 and 2009, Mr. Smith did not defer or forgive any of his salary.  We have also agreed to pay health insurance premiums for him and his family and to provide a car allowance of $500 per month.

Equity Awards

There were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Smith outstanding as of the end of the fiscal year ended June 30, 2010.

On January 30, 2002, the Board of Directors and the shareholders adopted the 2002 Stock Option/Stock Issuance Plan.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 3,000,000 shares of common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The plan is administered by the Board of Directors.  The persons eligible to participate in the plan are as follows:  (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 31, 2011, whichever is earlier.  The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officer set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2010:

DIRECTOR COMPENSATION

Name	Stock Awards	All Other Compensation	Total
Ron Hanna	$505,000 (1)	$1,411,778 (2)	$1,916,778
Douglas F. Smith	-	-	-
Deborah E. Erickson	-	$24,099 (3)	$24,099
Matt Lamoreaux	-	$156,124(4)	$156,124
(1)	On February 25, 2010, we granted 500,000 fully vested shares of our common stock to Mr. Hanna as a stock award under our 2002 Stock Option/Stock Issuance Plan.
(2)
On February 25, 2010, we granted 2,000,000 immediately exercisable warrants to Mr. Hanna as a bonus for his past management services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $1,389,935, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%.  Also during the year ended June 30, 2010, we paid commissions in the amount of $11,319 to Mr. Hanna as a branch owner and $10,524 in compensation.

(3)
Ms. Erickson resigned as a director on August 3, 2010.  During the year ended June 30, 2010, she received compensation from us pursuant to an agreement to provide support to us and our branch offices with employee matters, business advice, and speaking engagements to promote our company and the branches.  From July 1, 2009 through June 30, 2010, Ms. Erickson was paid $24,099 for her services. Our compensation agreement with Ms. Erickson expired as of June 30, 2010.

(4)	During the year ended June 30, 2010, we paid cash and issued 8,687 shares of common stock for commissions in totaling $156,124 to Mr. Lamoreaux as a branch owner.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The board has not adopted a compensation policy for directors but did adopt a policy not to grant any compensation to directors for services performed during the years ended June 30, 2010 and 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of September 22, 2010 of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Jeffrey R. Smith 1112 N. Main St. Roswell, NM 88201	5,290,026 (2)	32.8%
Ron Hanna 1112 N. Main St. Roswell, NM 88201	3,087,737 (3)	19.1%
Matt Lamoreaux 1510 E. 20th Suite A Farmington, NM 87401	73,959 (4)	*
Douglas F. Smith 2720 Vicksburg St. Bartlesville, OK 74006	45,100 (5)	*
Executive Officers and Directors as a Group (4 Persons)	8,496,822	53.0%
Cindy Smith 1512 Latigo Circle Roswell, NM 88201	5,340,026 (6)	32.7%
* Less than 1%.
(1)
This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of September 22, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At September 22, 2010, we had 14,166,335 shares outstanding.

(2)
Includes 70,000 shares owned by companies controlled by Mr. Smith and for which he has sole voting and investment power.  Also includes 1,960,000 shares owned by Cindy Smith, his wife, 50,000 shares held in the name of his minor child, 347,801 shares held in his brokerage account, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Smith.

(3)	Includes 15,000 shares held by a company owned by Mr. Hanna and for which he has sole voting and investment power, 194,550 held in a brokerage account, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Hanna.
(4)	Includes 1,500 shares held in a brokerage account and 61,403 shares owned by a company controlled by Mr. Lamoreaux and for which he has sole voting and investment power.
(5)	Includes 10,000 shares held in the names of his minor children and 15,000 shares held in his brokerage account.
(6)
Includes 3,330,026 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings and 50,000 shares beneficially owned by her daughter, also included in his beneficial shareholdings above.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2010, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-	--	1,634,587(1)
Equity compensation plans not approved by security holders	4,000,000(2)	$1.00	0
Total	4,000,000	$1.00	1,634,587
(1)
Our 2002 Stock Option/Stock Issuance Plan authorizes the granting of up to 3,000,000 common shares, either as stock options or restricted stock grants.  As of June 30, 2010, we had granted and issued a total of 1,419,713 common shares and no options under the plan.  Of the total common shares issued under the plan, 54,300 common shares were cancelled, leaving a total of 1,634,587 available for future issuance.

(2)	2,000,000 warrants each were issued as management bonuses to Messrs Smith and Hanna on February 25, 2010.

On January 30, 2002, the Board of Directors and the shareholders adopted the 2002 Stock Option/Stock Issuance Plan.  The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 3,000,000 shares of common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The plan is administered by the Board of Directors.  The persons eligible to participate in the plan are as follows:  (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 31, 2011, whichever is earlier.  The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We lease our office space from Spectrum Development Co. LLC, an entity owned and controlled by Cindy Smith, a principal shareholder of our company and the wife of Jeffrey R. Smith, our President, a director, and principal shareholder. The office space consists of approximately 3,000 square feet located in Roswell, New Mexico. The five-year lease commenced on March 1, 2008, with an annual increase of rent at 4% on each anniversary date. Annual lease payments for the office space were $36,000. The current lease superseded a prior month-to-month rental agreement which included additional space at a higher cost. Lease and rental payments under the former and current lease were $37,940 and $36,480 for the years ended June 30, 2010 and 2009, respectively.

On January 24, 2008, we entered into a revolving line of credit with our President, Mr. Smith, for up to $100,000 which was increased to $120,000 on January 28, 2009. The interest rate of the loan is tied to the prime lending rate set by Citibank in New York City, minus 0.76%. The loan is evidenced by an unsecured promissory note, the interest on which is due monthly and the principal of which is due and payable on or before January 23, 2013.  In the event any monthly interest payment is not paid within 30 days of its due date, the entire principal and interest on the note becomes immediately due and payable.  During the year ended June 30, 2010, we had drawn down all of the line of credit. During the years ended June 30, 2010 and 2009, we made interest payments to Mr. Smith of $2,730 and $3,143, respectively. Subsequent to June 30, 2010 through September 22, 2010, we have paid down $20,000 towards this revolving line of credit.

Messrs Smith and Hanna have agreed to provide the shares from their personal stock to satisfy the payment of stock commissions to the branch owners under the company’s commission sharing plan.  During the year ended June 30, 2009, Mr. Smith transferred 223,181 of his shares to the branch owners and forgave the resulting $172,464 liability of the company to him. During the year ended June 30, 2010, no share transfers were made by Mr. Smith or Mr. Hanna.  In each instance, the shares transferred by Mr. Smith were valued based on the market value of our common stock on the date the transaction was authorized by the Board of Directors using the closing price of the stock on that date as reported on the Internet by BigCharts.com.

Summit Resources Services, Inc., a company owned by Ron Hanna, a director, Executive Vice-President, and principal shareholder of our company, owns the Ruidoso, New Mexico, branch office.  During the years ended June 30, 2010 and 2009, we paid commissions totaling $11,309 and $22,845, respectively under the branch agreement with this branch.

Deborah E. Erickson, a former director of our company, provided consulting services to us and our branches through ICAN Institute, Inc., an entity controlled by her.  For the Roswell branch she was the keynote speaker at a seminar promoting our services.  She also assists branch owners with employee matters and provides general business advice for the branches.  Her services are provided to the branches at no cost to them. During the years ended June 30, 2010 and 2009, we paid $24,099 and $54,544, in cash compensation to her for these consulting services.  In each instance the shares issued to Ms. Erickson were valued based on the market value of our common stock on the date the transaction was authorized by the Board of Directors using the closing price of the stock on that date as reported on the Internet by BigCharts.com.  On August 3, 2010, Mrs. Erickson resigned as Director of our Company.

During the year ended June 30, 2009, Jeffrey R. Smith made a capital contribution of cash and stock valued at $465,400 to the Company for our working capital needs.  We are not obligated to repay these amounts. No contribution was made by Mr. Smith during the year ended June 30, 2010.

In March 2008, we retained James E. Kunko as our CFO.  He was a full-time employee.  We did not have a written employment agreement with Mr. Kunko and he was an at-will employee.  We agreed to pay Mr. Kunko an annual salary of $64,000.  As a performance bonus we issued him 5,000 shares of our common stock valued at $2,750 in September 2008 and agreed to issue him another 5,000 shares upon review by management of his performance after his initial 12 months.  The shares issued to Mr. Kunko were valued based on the market value of our common stock on the date the bonus was authorized by the Board of Directors using the closing price of the stock on that date as reported on the Internet by BigCharts.com.  On February 15, 2010, Mr. Kunko resigned from his position as the Chief Financial officer of the Company.  For the years ended June 30, 2010 and 2009, we paid Mr. Kunko a total salary of $43,614 and $64,000, respectively.

Lamoreaux, Inc., an entity owned by Matt Lamoreaux, a director, owns a branch office in Farmington, New Mexico. During the years ended June 30, 2010 and 2009, we paid cash and issued 8,687 shares of our common stock for commissions totaling $156,124 and $168,839, respectively, under the branch agreement with this branch.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE Amex Equities, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that none of our directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2010 and 2009.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2010 and 2009, were $66,862 and $88,494, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2010 and 2009.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2010 and 2009 were $4,500 for each of the years.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2010 and 2009.

Audit Committee

Our Board of Directors, which functions in the capacity of an audit committee, has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this report:

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with
3.1	Articles of Incorporation	S-1	333-151807	3.1	6/20/08
3.2	Current Bylaws	S-1	333-151807	3.2	6/20/08
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3 & 10.1	2002 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-151807	4.4 & 10.1	6/20/08
10.2	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.3	Office Lease Agreement dated March 1, 2008	S-1	333-151807	10.3	6/20/08
10.4	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.5	Promissory Note dated January 28, 2009, to Jeffrey Smith for the $120,000 revolving line of credit	S-1/A	333-151807	10.5	5/14/09
10.6	Employment agreement with Deborah E. Erickson, as amended*	S-1/A	333-151807	10.6	7/28/09
10.7	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.8	Promissory Note dated October 25, 2006, from Deborah E. Erickson for $20,000	S-1/A	333-151807	10.8	5/14/09
10.9	Warrant certificate dated February 26, 2010, in the name of Jeffrey R. Smith for 2,000,000 warrants	10-Q	333-151807	99.1	5/17/10
10.10	Warrant certificate dated February 26, 2010, in the name of Ron Hanna for 2,000,000 warrants	10-Q	333-151807	99.2	5/17/10
21.1	List of Subsidiaries	S-1	333-151807	21.1	6/20/08
14.1	Code of Ethics					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.

Date: September 28, 2010	By:	/s/ JEFFREY R. SMITH
Jeffrey R Smith, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JEFFREY R. SMITH
Jeffrey R. Smith	Director & President (Principal Executive, Financial, and Accounting Officer)	September 28, 2010

/s/ RON HANNA
Ron Hanna	Chairman & Executive Vice-President	September 28, 2010

/s/ DOUGLAS F. SMITH
Douglas F. Smith	Director	September 28, 2010

/s/ MATT LAMOREUX
Matt Lamoreux	Director	September 28, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended June 30, 2010.