Form 10-Q
period 2010-09-30
PSM HOLDINGS INC
filed 2010-11-15
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 Yes ☐ No [X]

As of November 15, 2010, there were 14,171,335 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended September 30, 2010

PART I – FINANCIAL INFORMATION
Item 1. Financial statements

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010	June 30, 2010
	(Unaudited)

Current Assets:
Cash & cash equivalents	$90,228	$75,763
Accounts receivable, net	76,933	153,563
Marketable securities	-	30,420
Prepaid expenses	-	60,000
Other assets	8,239	6,090
Total current assets	175,400	325,836

Property and equipment, net	14,301	16,944

Loan receivable	90,891	90,891

NWBO License, net of accumulated amortization, September 30, 2010 - $262,879
and June 30, 2010 - $248,147	562,120	576,852

Total Assets	$842,712	$1,010,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$173,484	$319,640
Accrued liabilities	43,290	24,897
Total current liabilities	216,775	344,537

Long-term Liabilities:
Due to related party	100,000	120,000
Total long-term liabilities	100,000	120,000

Total Liabilities	316,775	464,537

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,166,335 and 14,124,905
shares issued and outstanding at September 30, 2010 and June 30, 2009	14,167	14,125
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
and outstanding at September 30, 2010 and June 30, 2010	-	-
Treasury stock, at cost: shares held 21,600 at September 30, 2010 and June 30, 2010	(22,747)	(22,747)
Additional paid in capital	8,365,862	8,335,154
Accumulated other comprehensive income	-	2,666
Accumulated deficit	(7,831,345)	(7,783,212)
Total stockholders' equity	525,937	545,986

Total Liabilities and Stockholders' Equity	$842,712	$1,010,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended
	September 30,
	2010	2009

Revenues	$1,170,905	$936,397

Operating expenses
Brokerage commission	946,044	825,761
Selling, general & administrative	264,264	235,442
Depreciation and amortization	17,375	17,375
Total operating expenses	1,227,683	1,078,578

Loss from operations	(56,779)	(142,181)

Non-operating income (expense):
Interest expense	(1,766)	(689)
Interest and dividend income	3,923	2,479
Realized gain (loss) on sale of securities	5,057	(3,504)
Other Income	1,432	-
Total non-operating income (expense)	8,646	(1,714)

Loss from continuing operations before income tax	(48,133)	(143,895)

Provision for income tax	-	-

Net loss	(48,133)	(143,895)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2,666)	10,333

Comprehensive income (loss)	$(50,799)	$(133,562)

Net loss per common share and equivalents -
basic and diluted loss from operations	$(0.00)	$(0.01)

Weighted average shares of share capital outstanding
- basic & diluted	14,152,161	12,942,294

Weighted average number of shares used to compute basic and diluted loss per share for the three months period ended September 30, 2010 and 2009 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,133)	$(143,895)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Bad debts	3,907	-
Depreciation and amortization	17,375	17,375
Stock issued to third parties for services	13,950	-
Stock issued to branchowners as commission	16,800	-
(Gain) Loss on sale of marketable securities	(5,057)	3,504
(Increase) decrease in current assets:
Accounts receivable	72,724	21,104
Prepaid expenses	60,000	-
Other current assets	(2,148)	(649)
Increase (decrease) in current liabilities:
Accounts payable	(146,155)	14,381
Accrued liabilities	18,391	57,067
Net cash provided by (used in) operating activities	1,653	(31,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	32,812	8,783
Purchase of marketable securities	-	(8,817)
Net cash provided by (used in) investing activities	32,812	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on loan from related party	(20,000)	(10,000)
Net cash used in financing activities	(20,000)	(10,000)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	14,465	(41,147)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	75,763	83,158

CASH & CASH EQUIVALENTS, ENDING BALANCE	$90,228	$42,011

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

Business Activity
PrimeSource Mortgage, Inc., the wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.  PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement.  PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a flat fee and split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Connecticut, Florida, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Tennessee, Texas and Washington.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2010 which were filed on September 28, 2010 in the Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary of Significant Accounting Policies
The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s consolidated financial statements.  The consolidated financial statements and notes are the representation of PSM Holdings, Inc.’s management who is responsible for their integrity and objectivity.  The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The Financial Accounting Standards Board (FASB) is the accepted standard-setting body for establishing accounting and financial reporting principles.

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc. and its wholly-owned subsidiary PrimeSource Mortgage, Inc.  All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates
Management uses estimates and assumptions in preparing its consolidated financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of other non-current assets, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Taxes Collected and Remitted to Governmental Authorities
When applicable, the Company collects gross receipts taxes from its customers and remits them to the required governmental authorities.  Related revenues are reported net of applicable taxes collected and remitted to governmental authorities.

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three month periods ended September 30, 2010 and 2009 were $2,895 and $2,538, respectively.

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

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenues, from fees charged to new branch offices for joining the network during the three month periods ended September 30, 2010 and 2009.

The Company receives an override fee on the warehouse line of credit on loans closed on the line. The revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts.  90% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $5,057 and $12,500 as of September 30, 2010 and June 30, 2010, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Fixtures and equipment	$114,563	$114,563
Accumulated depreciation	(100,262)	(97,619)
Property and equipment, net	$14,301	$16,944

Depreciation expense for the three month periods ended September 30, 2010 and 2009 was $2,643 and $2,643, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash paid for interest for the three months ended	$1,450	$689

Cash paid for income taxes for the three months ended	$-	$-

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at September 30, 2010 and June 30, 2010, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010 (Unaudited)
Available for sale
Equity Securities	$-	$-	$-	$-

June 30, 2010
Available for sale
Equity Securities	$27,754	$3,123	$(457)	$30,420

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $0 and $2,666 as of September 30, 2010 and June 30, 2010, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the three months periods ending September 30, 2010 and 2009, was $0.

Proceeds from the sale of securities available for sale during the three months periods ended September 30, 2010 and 2009 was $32,812 and $8,783. Net realized gain from the sale of securities available for sale and included in the statement of operations for the three months period ended September 30, 2010 was $5,057, and net realized loss from the sale of securities available for sale is included in the statement of operations for the three months period ended September 30, 2009 was $3,504. The cost of securities sold is determined by specific identification.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and June 30, 2010.

September 30, 2010 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable Equity
Securities	$-	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$-	$-

June 30, 2010
	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable Equity
Securities	$3,327	$(326)	$505	$(131)	$3,832	$(457)

Total	$3,327	$(326)	$505	$(131)	$3,832	$(457)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries held in mutual/Index funds. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at September 30, 2010. The Company’s investment in marketable equity securities at September 30, 2010 and June 30, 2010 was $0 and $30,420 respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement are of a month-to-month operating lease. Total rents paid for the office lease during the three month periods ended September 30, 2010 and 2009 were $9,735 and $9,360, respectively.  The Company rents a vehicle that is owned by the Company’s President.  The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500.  During the three month periods ended September 30, 2010 and 2009, the Company paid $1,500 each period for the vehicle rent.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had the following loan outstanding from a related party:

	Original loan	Balance due September 30, 2010	Balance due June 30, 2010
		(Unaudited)

Secured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined payment terms	$167,000	$90,891	$90,891

Accrued interest due from NWBO		8,238	6,090
	$167,000	$99,129	$96,981
Less allowance for uncollectible amounts	-	-	-
	$167,000	$99,129	$96,981

At September 30, 2010 and June 30, 2010, the Company had an outstanding payable to NWBO for commissions amounting to $18,977 and $0, respectively.

The Company conducted business with the Farmington, New Mexico branch office, owned by a director of the Company during the three month period ended September 30, 2010. The branch owner currently serves on the Company’s Board of Directors.  For the three month periods ended September 30, 2010 and 2009, commissions paid to the branch owner under the branch agreement were $56,701and $49,039, respectively. At September 30, 2010 and June 30, 2010, the Company owed the Farmington branch office $12,606 and $0 in commissions.  There were no share based payments during the three month periods ended September 30, 2010 and 2009.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by a director of the Company.  For the three month periods ended September 30, 2010 and 2009, commissions paid under the branch agreement were $0 and $115, respectively.  At September 30, 2010 and June 30, 2010, the Company did not owe the Ruidoso Branch any commissions.  There were no share based payments during the three month periods ended September 30, 2010 and 2009.

The Company purchased certain consulting services from one of the Company’s directors. Cash payments for services purchased during the three month periods ended September 30, 2010 and 2009, included in selling, general, and administrative expenses, were $0 and $8,679, respectively.

On January 24, 2008, the Company entered into an unsecured revolving line of credit arrangement with the Company’s President for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%.  During the three month period ended September 30, 2010, the Company paid to the President $20,000 towards the revolving credit line. The balances payable to the Company’s President towards the revolving credit line at September 30, 2010 and June 30, 2010 were $100,000 and $120,000, respectively.

On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by it's President. The unpaid balance on the line of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. As of September 30, 2010, the Company had not borrowed any funds against this line of credit.

NOTE 7 – STOCK ISSUANCE

Following is the status of the share based payment plans during the three month period ended September 30, 2010.

2002 Stock Option/Stock Issuance Plan
The Company has authorized 3,000,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock split, stock dividends, and other situations.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Number of Shares

Shares authorized	3,000,000

Shares Outstanding, June 30, 2010	1,387,913
Granted	(22,500)
Exercised	-
Forfeited	-
Expired	-
Shares Outstanding, September 30, 2010	1,365,413

Shares available for issuance, September 30, 2010	1,634,587

During the three month period ended September 30, 2010, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 22,500 shares of common stock valued at $13,950 to consultants for services. The shares were issued at their fair value on the date of issuance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Other Stock Issuances
On August 30, 2010, the Company issued 18,930 common shares to the branch owners for brokerage commissions valued at $16,800, earned during the three month period ended June 30, 2010. The shares were issued at their fair value when such commissions were earned by the branches.

As of September 30, 2010, the Company is obligated to issue 12,185 shares of its common stock valued at $8,468 for brokerage commission earned for the three months ended September 30, 2010. The shares were valued at their fair value when such commissions were earned by the branches. The Company has recorded its obligation of $8,468 and is included in the accrued liabilities as of September 30, 2010.

During the three month period ended September 30, 2010, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

NOTE 8 – COMMITMENTS

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms.  Amortization expense recorded during the three month periods ended September 30, 2010 and 2009 was $14,732. Amortization expense to be recognized for each of the years ending June 30, 2011 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter.  The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license.  The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter.  The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at September 30, 2010.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement is of month-to-month operating lease, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three months periods ended September 30, 2010 and 2009 were $9,735 and $9,360, respectively.

 The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement during the three month periods ended September 30, 2010 and 2009 were $1,553 and $3,131, respectively.

NOTE 9 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month periods ended September 30, 2010 and 2009 were 14,152,161 and 12,942,294, respectively. Loss per common share for the three month periods ended September 30, 2010 and 2009 was $0.00 and $0.01, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – LINES OF CREDIT

The Company has three warehouse lines of credit available for its funding of mortgage loans for a short term period. (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%, (ii) On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %, and (iii) On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its President. The unpaid balance on the line of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company.  As of September 30, 2010 and June 30, 2010, the Company did not have any amounts outstanding for payment against the lines of credit.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The fair value of  marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and June 30, 2010 are as follows:

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets:
Cash and cash equivalents	$90,228	$90,228	$75,763	$75,763
Accounts receivable	76,933	76,933	153,563	153,563
Marketable securities	-	-	30,420	30,420
Prepaid expenses	-	-	60,000	60,000
Loan receivable	90,891	90,891	90,891	90,891

Financial liabilities:
Accounts payable	$173,484	$173,484	$319,640	$319,640
Accrued liabilities	12,454	12,454	24,897	24,897
Due to a related party	100,000	100,000	120,000	120,000

NOTE 12 – INDUSTRY RISKS

The Company continues to build on its plan to add additional branches to increase bottom line revenues while continuing its relationship with NationWide By Owner (NWBO).  However, the Company continues to post losses through the end of its fiscal years ended June 30, 2010 and 2009 and for the three months period ended September 30, 2010. The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention. The Company has signed three additional branches during the three months ended September 30, 2010, however, should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 14, 2010, the date these financial statements were issued.

The Company has continued to actively recruit and establish new branch offices.  The Company has added three (3) new branch offices to their network subsequent to September 30, 2010.

On October 20, 2010, the Company issued 5,000 shares of common stock valued at $3,750 to a third party for consulting services. The shares were issued at their fair value on the date of their issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

We conduct all of our business operations through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., which we acquired in May 2005. Since 1991, PrimeSource Mortgage has been engaged in the mortgage brokerage business and since 2008 has also conducted business as a mortgage banker using three warehouse lines of credit, $1,000,000 secured by CBB, Inc., $4,000,000 secured by First Funding and $1,000,000 unconditionally secured by the president of the Company. We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from various institutional lenders.  We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through our warehouse lines of credit.  These loans are immediately sold to third parties.  We have a number of independently owned branch offices from which we derive revenue based on a percentage of commissions, or a flat fee generated on loans originated by these branch offices.  We make available to these branch offices our institutional lenders for the mortgage brokerage business and our warehouse lines of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us.  We are licensed as a mortgage brokerage and banking firm in 17 states and we currently operate primarily in the southwest in the states of New Mexico, Oklahoma, and Texas.

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

At the present time we have no record of how many mortgage loan applications are received.  Each branch office maintains its own record-keeping system for applications and whether to retain this information or not.  During the years ended June 30, 2008, 2009 and 2010, we closed 770 loans, 909 loans and 890 loans, respectively.  There was an increase of 19% in the number of loans closed during the year ended June 30, 2009 compared to 2008 which was as a result of a net increase in branches and improved production from branches that were added during the year ended June 30, 2008. The slight decrease in production during the year ended June 30, 2010 was due to the extreme changes in the mortgage market environment during the fiscal year. The Company increased its loan production by closing 246 loans during the quarter ended September 30, 2010 as compared to closing 221 loans during the previous quarter ended June 30, 2010. This resulted in an increase of 25 loans or 11% increase, due to our branches closing loans due to the low interest rate environment that existed in the market place.

The branches were compensated by receiving 80% percent of the commission earned on each loan they originate in cash and 10% in our common shares through most of fiscal year ended June 30, 2010. Management made the decision to offer a program to charge a flat fee of $500 to be paid to us for our services for each closed conventional loan, and $550 for each government loan as a compensation option. The majority of the branch offices have adopted the compensation plan by June 30, 2010. An increase in branch production increases our revenue. Increases in production through adding branches or increasing the production of existing branches further increase our revenue. We continue to recruit new branches and work with existing branches to increase their production. Management believes that the cost to service new branches will not increase greatly over current costs to service existing branches.

We have failed to generate a profit for the fiscal years ended June 30, 2010 and 2009 and for the first quarter ended September 30, 2010.  Management believes the primary reason for the losses over the past few years was that after the decision was made to take the company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue.  Management made the decision not to negotiate to the demands of five top producing branches and agreed to let these branches leave the network.  Our reduction in revenue was the primary reason of the extensive losses from 2007 through 2009. By the beginning of fiscal year 2010, we had positioned ourselves with enough branches to reflect profits; however the market took a dramatic historical turn for the worse.  Mortgage brokers and lenders across the country took an extraordinary hit because few people were willing to consider refinancing or purchasing a home. This over-reaction continued to have a negative impact on mortgage originations over the winter of fiscal year ended June 30, 2010.  A recovery began to take place in the final quarter of fiscal year ended June 30, 2010, and we reflected a profit in that final quarter. The significant loss in 2010 was primarily as a result of the board compensating its Chief Executive Officer and the President, each with 500,000 shares of restricted common stock and 2,000,000 warrants in March 2010. This compensation was a one-time payment provided to the officers for their past services.

As a result of the new flat fee program that is in place, the increased number of branch offices that have joined the network over the past couple of years, and the slight recovery in the mortgage origination industry, management believes that we will continue towards the profitability trend in the fiscal year ending June 30, 2011.

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

From time to time management has been engaged in preliminary discussions with a potential merger candidate in this industry. On June 14, 2010, we signed a Letter of Intent (the “LOI”) to acquire CBB, Inc. (“CBB”), an Oklahoma based management company that operates a successful regional mortgage banking firm in the Southwest.  The LOI expired on September 30, 2010.  We have continued in preliminary discussions to negotiate a potential transaction with CBB and others but have not entered into another letter of intent or definitive agreement.

On October 19, 2010, we filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the remaining 1,634,587 unissued shares in our 2002 Stock Option/Stock Issuance Plan.

On October 20, 2010, the post-effective amendment to our registration statement on Form S-1 was declared effective.  This amendment deregistered 991,600 shares of common stock from registration which remained unsold at the end of the offering represented by this registration statement.

Results of Operations

Our consolidated results of operations for the three months periods ended September 30, 2010 and 2009 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc.

We reported a net loss of $48,133 for the three months period ended September 30, 2010 compared to a loss of $143,895 for the same period ended September 30, 2009. The decrease in loss was principally attributable to the increase in loan production during the three months ended September 30, 2010 as compared to the comparable period of 2009. Starting July 2010, we made the decision to offer a flat fee of $500 to be paid to us for our services for each loan conventional loan closed and $550 for each government loan closed. This resulted in a reduced brokerage commission expense payable to our branches. In addition, we made a concerted effort to manage our selling, general and administrative expenses during the three month period ended September 30, 2010 as compared to the same comparable period in 2009. The increase in revenues and decrease in expenses is more fully explained below.

Revenues

Our total revenues increased by $234,508 or 25% to $1,170,905 for the three month period ended September 30, 2010, as compared to the same period in 2009 (the “comparable prior year period”). Our revenues for the three month period ended September 30, 2010 increased primarily due to a net increase of two branches in operation and as a result closing 246 loans during the three month period ended September 30, 2010 as compared to the comparable prior year period. Starting October 2009, we increased our over ride fee on the warehouse line of credit on loans closed on the credit line which resulted in increase in revenue as compared to the comparable prior year period.  Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues. Presently, our network can expect to add 10 to 15 producing offices without an appreciable increase in expenses.

Operating Expenses

Our total operating expenses increased by $118,585 or 11% to $1,197,163 for the three month period ended September 30, 2010, as compared to the comparable prior year period. The overall increase in operating expenses for the three month period ended September 30, 2010 included (i) an increase of $120,283 or 15% for the three month period in brokerage commissions earned by branches due to the increase in branch revenues during the three month period ended September 30, 2010, as compared to the comparable prior year period, and (ii) a decrease in our selling, general and administrative expenses of $1,699 or 1% for the three month period ended September 30, 2010 as compared to the comparable prior year period. The decrease in the three month period was primarily due to a reduction in professional and legal fees, payroll expense, and consulting fees when compared to the prior comparable period.

Non-operating income (expense)

Our total non-operating income increased by $10,676 for the three month period ended September 30, 2010, as compared to the comparable prior year period. This overall increase during the three month period ended September 30, 2010 was primarily due to the increase in interest and dividend income of $1,444 and increase in realized gain on sale of marketable securities of $8,561, as compared to the comparable prior year period.

Other comprehensive income or loss

Our unrealized loss on marketable securities for the three month ended September 30, 2010 was $2,666 as compared to unrealized gain of $10,333 for the comparable prior year period. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $90,228 at September 30, 2010. As shown in the accompanying consolidated financial statements, we recorded a loss of $48,133 for the three month period ended September 30, 2010, compared to a loss of $143,895 for the comparable prior year period. Our current liabilities exceeded our current assets by $41,378 at September 30, 2010, and our net cash provided by operating activities for the three month period ended September 30, 2010 was $1,653. We expect to open fifteen additional branches during the current fiscal year (four of which have opened since July 1, 2010), while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders. Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, we have no present agreements or arrangements to secure additional funding for customer loans and/or funding for expansion or operations.

Operating Activities

Net cash provided by operating activities for the three month period ended September 30, 2010 was $1,653 resulted due to a decrease in accounts receivable of $72,724, a decrease in prepaid expenses of $60,000, an increase in other current assets of $2,148, a decrease in accounts payable of $146,155 and a decrease in accrued liabilities of $18,391. We experienced a net loss of $48,133 for the three month period ended September 30, 2010 as compared to a net loss of $143,895 for the comparable prior period. The reduction in loss was primarily attributable due to (i) the increase in revenues as a result of increase in branches and by charging override commission on the warehouse line of credit on loans closed on the line, (ii) the Company offering flat fee brokerage commission upon closing of the loans, and (iii) the Company making a concerted effort to control its selling, general and administrative expenses.

Investing Activities

Net cash provided by investing activities for the three month period ended September 30, 2010 was $32,812 as a result of net cash realized from the sale of marketable securities. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the three month period ended September 30, 2010 was $20,000 consisting of cash payments made against the loan outstanding to the related party.

As a result of the above activities, we experienced a net increase in cash of $14,465 for the three month period ended September 30, 2010. The President and the Chairman of the Board of Directors have provided support to fund our operations with cash in the past but are not obligated to do so in the future.  We believe our success is dependent upon opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

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

We record revenue for the fees charged to new branches when they sign up to join our network. We generated less than 1% of total revenues, from fees charged to new branch offices for joining our network during the three months periods ended September 30, 2010 and 2009.

The Company charges an override fee on the warehouse line of credit on loans closed on the line. The revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

 We maintain “disclosure controls and procedures,” as such term is defined in Rules 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2010, Jeffrey R. Smith, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Smith concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010 we issued 22,500 shares to two investors for consulting services performed for our Company.  We issued 20,000 shares under our 2002 Stock Option/Stock Issuance Plan (the “Plan”) to Anarjay Concepts, Inc. for performing business advisory and consulting services.  We also issued 2,500 shares under our Plan to Shawn Hughes for services performed at our annual conference.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Sections 4(2) and 4(6) thereof, and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering.  Anarjay was an accredited investor as defined in Regulation D.  Mr. Hughes was a sophisticated investor as defined Regulation D and had access to information normally provided in a prospectus.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

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

PSM HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ JEFFREY R. SMITH
Jeffrey R. Smith, President Chief Executive Officer