Form 10-Q
period 2010-12-31
PSM HOLDINGS INC
filed 2011-02-14
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐  No ☒

As of February 11, 2011, there were 14,241,334 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended December 31, 2010

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets at December 31, 2010 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Month and Six Month Periods ended December 31, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Month Periods ended December 31, 2010 and 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	June 30, 2010
	(Unaudited)
Current Assets:
Cash & cash equivalents	$122,774	$75,763
Accounts receivable, net	65,208	153,563
Marketable securities	-	30,420
Prepaid expenses	-	60,000
Other assets	636	6,090
Total current assets	188,618	325,836

Property and equipment, net	13,568	16,944

Loan receivable	90,891	90,891

NWBO License, net of accumulated amortization, December 31, 2010 - $277,612 and June 30, 2010 - $248,147	547,387	576,852

Total Assets	$840,464	$1,010,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$160,578	$319,640
Accrued liabilities	2,374	24,897
Total current liabilities	162,952	344,537

Long-term Liabilities:
Due to related party	100,000	120,000
Total long-term liabilities	100,000	120,000

Total Liabilities	262,952	464,537

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,194,834 and 14,124,905 shares issued and outstanding at December 31, 2010 and June 30, 2010	14,195	14,125
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Treasury stock, at cost: shares held 21,600 at December 31, 2010 and June 30, 2010	(22,747)	(22,747)
Additional paid in capital	8,387,102	8,335,154
Accumulated other comprehensive income	-	2,666
Accumulated deficit	(7,801,038)	(7,783,212)
Total stockholders' equity	577,512	545,986

Total Liabilities and Stockholders' Equity	$840,464	$1,010,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009

Revenues	$1,243,410	$926,612	$2,414,314	$1,863,009

Operating expenses
Brokerage commission	973,764	813,473	1,919,808	1,639,234
Selling, general & administrative	228,658	193,191	492,922	428,633
Depreciation and amortization	17,049	17,376	34,425	34,751
Total operating expenses	1,219,472	1,024,040	2,447,155	2,102,618

Income (loss) from operations	23,938	(97,428)	(32,841)	(239,609)

Non-operating income (expense):
Interest expense	(2,774)	(621)	(4,540)	(1,310)
Interest and dividend	(2,599)	2,584	1,324	5,063
Realized gain (loss) on sale of securities	-	(1,014)	5,057	(4,518)
Other income	11,743	-	13,174	-
Total non-operating income (expense)	6,370	949	15,016	(765)

Income (loss) from continuing operations before income tax	30,307	(96,479)	(17,825)	(240,374)

Provision for income tax	-	-	-	-

Net income (loss)	30,307	(96,479)	(17,825)	(240,374)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	-	3,287	(2,666)	13,620

Comprehensive income (loss)	$30,307	$(93,192)	$(20,491)	$(226,754)

Net income (loss) per common share and equivalents - basic and diluted loss from operations	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average shares of share capital outstanding - basic & diluted	14,180,143	12,960,052	14,166.152	12,951,173

Weighted average number of shares used to compute basic and diluted loss per share for the three month and six month periods ended December 31, 2010 and 2009 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,825)	$(240,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	3,907	-
Depreciation and amortization	34,425	34,751
Non-cash commissions contributed by an officer	-	1,342
Stock issued to third parties for services	26,751	-
Stock issued to branch owners as commission	25,267	58,183
(Gain) Loss on sale of marketable securities	(5,057)	4,518
(Increase) decrease in current assets:
Accounts receivable	84,448	(18,394)
Prepaid expenses	60,000	-
Other current assets	5,452	452
Increase (decrease) in current liabilities:
Accounts payable	(159,062)	54,345
Accrued liabilities	(22,523)	57,865
Net cash provided by (used in) operating activities	35,783	(47,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	32,812	17,667
Purchase of property and equipment	(1,584)	-
Purchase of marketable securities	-	(17,640)
Net cash provided by investing activities	31,228	27

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts on loan from related party	-	20,000
Cash payments on loan from related party	(20,000)	(10,000)
Net cash provided by (used in) financing activities	(20,000)	10,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	47,011	(37,285)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	75,763	83,158

CASH & CASH EQUIVALENTS, ENDING BALANCE	$122,774	$45,873

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

The Company was incorporated under the laws of the State of Utah on March 12, 1987, as Durban Enterprises, Inc. On July 19, 2001, Durban Enterprises, Inc., created a wholly-owned subsidiary called Durban Holdings, Inc., a Nevada corporation, to facilitate changing the domicile of the Company to Nevada.  On August 17, 2001, Durban Enterprises, Inc. merged with and into Durban Holdings, Inc., leaving the Nevada Corporation as the survivor.  The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

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

Business Activity
PrimeSource Mortgage, Inc., the wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.  PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement.  PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a flat fee and split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled.  The Company primarily operates and is licensed in the following 14 states:  Arkansas, California, Georgia, Idaho, Iowa, Kansas, Louisiana, Missouri, Montana, Nebraska, New Mexico, Oklahoma, Texas and Washington.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2010 which were filed on September 28, 2010 in the Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three month and six month periods ended December 31, 2010 and 2009 were $2,123 and $5,018, and $1,167 and $2,524, respectively.

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

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenues, from fees charged to new branch offices for joining the network during the three month and six month periods ended December 31, 2010 and 2009.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts.  90% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 and $12,500 as of December 31, 2010 and June 30, 2010, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,	June 30,
	2010	2010
	(Unaudited)
Fixtures and equipment	$116,148	$114,563
Accumulated depreciation	(102,580)	(97,619)
Property and equipment, net	$13,568	$16,944

Depreciation expense for the three month and six month periods ended December 31, 2010 and 2009 was $2,317 and $4,960, and $2,643 and $5,286, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	December 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash paid for interest for the six months ended	$3,102	$1,310

Cash paid for income taxes for the six months ended	$-	$-

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at December 31, 2010 and June 30, 2010, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010 (Unaudited)
Available for sale
Equity Securities	$-	$-	$-	$-

June 30, 2010
Available for sale
Equity Securities	$27,754	$3,123	$(457)	$30,420

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $0 and $2,666 as of December 31, 2010 and June 30, 2010, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the six month periods ending December 31, 2010 and 2009 was $0.

Proceeds from the sale of securities available for sale during the six month periods ended December 31, 2010 and 2009 was $32,812 and $17,667. Net realized gain from the sale of securities available for sale and included in the statement of operations for the three month and six month periods ended December 31, 2010 was $0 and $5,057, and net realized loss from the sale of securities available for sale is included in the statement of operations for the three month and six month periods ended December 31, 2009 was $1,014 and $4,518. The cost of securities sold is determined by specific identification.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and June 30, 2010.

December 31, 2010 (Unaudited)	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable Equity
Securities	$-	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$-	$-

June 30, 2010	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable Equity
Securities	$3,327	$(326)	$505	$(131)	$3,832	$(457)

Total	$3,327	$(326)	$505	$(131)	$3,832	$(457)

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries held in mutual/Index funds. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at December 31, 2010. The Company’s investment in marketable equity securities at December 31, 2010 and June 30, 2010 was $0 and $30,420, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an entity whose members are the Company’s President and his immediate family.  The terms under the lease agreement are of a month-to-month operating lease. Total rents paid for the office lease during the three month and six month periods ended December 31, 2010 and 2009 were $9,735 and $19,470, and $9,360 and $18,720, respectively.  The Company rents a vehicle that is owned by the Company’s President.  The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500.  During the three month and six month periods ended December 31, 2010 and 2009, the Company paid $1,500 and $3,000 for each period for the vehicle rent.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had the following loan outstanding to a related party:

	Original loan	Balance due December 31, 2010	Balance due June 30, 2010
		(Unaudited)

Secured loans to NWBO Corporation (NWBO) bearing interest at 9.25% annually with no defined payment terms	$167,000	$90,891	$90,891

Accrued interest due from NWBO	-	637	6,090
	$167,000	$91,528	$96,981
Less allowance for uncollectible amounts	-	-	-
	$167,000	$91,528	$96,981

At December 31, 2010 and June 30, 2010, the Company had an outstanding payable to NWBO for commissions amounting to $5,753 and $0, respectively.

The Company conducted business with the Farmington, New Mexico branch office, owned by a director of the Company during the six month period ended December 31, 2010. The branch owner currently serves on the Company’s Board of Directors. For the three month and six month periods ended December 31, 2010 and 2009, commissions paid to the branch owner under the branch agreement were $76,448 and $128,332, and $31,021 and 80,060, respectively. At December 31, 2010 and June 30, 2010, the Company did not owe the Farmington branch office any commissions. There were no share based payments during the three month and six month periods ended December 31, 2010 and 2009.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by a director of the Company. For the three month and six month periods ended December 31, 2010 and 2009, commissions paid under the branch agreement were $0 and $0, and $115 and $7,637, respectively. At December 31, 2010 and June 30, 2010, the Company did not owe the Ruidoso Branch any commissions. There were no share based payments during the three month periods ended December 31, 2010 and 2009.

On January 24, 2008, the Company entered into an unsecured revolving line of credit arrangement with the Company’s President for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. For the three month and six month periods ended December 31, 2010 and 2009, the Company recorded interest expense of $704 and $1,437, and $621 and $1,257, respectively. During the six month period ended December 31, 2010, the Company paid to the President $20,000 towards the revolving credit line. The balances payable to the Company’s President towards the revolving credit line at December 31, 2010 and June 30, 2010 were $100,000 and $120,000, respectively.

NOTE 7 – STOCK ISSUANCE

Following is the status of the share based payment plans during the six month period ended December 31, 2010.

2002 Stock Option/Stock Issuance Plan
The Company has authorized 3,000,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which are subject to adjustment in the event of stock split, stock dividends, and other situations.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Number of Shares

Shares authorized	3,000,000

Shares issued and outstanding, June 30, 2010	1,342,913
Issued	38,814
Exercised	-
Forfeited	-
Expired	-
Shares issued and outstanding, December 31, 2010	1,381,727

Shares available for issuance, December 31, 2010	1,618,273

During the six month period ended December 31, 2010, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 38,814 shares of common stock valued at $26,751 to consultants for services. The shares were issued at their fair value on the date of issuance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Other Stock Issuances
On September 2, 2010 and November 29, 2010, the Company issued 18,930 and 12,185 common shares to the branch owners for brokerage commissions valued at $25,267, earned during the six month period ended December 31, 2010. The shares were issued at their fair value when such commissions were earned by the branches.

Total common shares issued and outstanding under all stock plans at December 31, 2010 were 14,194,834.

During the six month period ended December 31, 2010, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

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

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms.  Amortization expense recorded during the three month and six month periods ended December 31, 2010 and 2009 was $14,732 and $29,465, and $14,732 and $29,465, respectively. Amortization expense to be recognized for each of the years ending June 30, 2011 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval has been obtained between NWBO and a national marketing company. There have been several on-going negotiations taken place, but no agreement has been executed.  NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two.  Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms.  Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter.  The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license.  The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter.  The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at December 31, 2010.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement is of month-to-month operating lease, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three month and six month periods ended December 31, 2010 and 2009 were $9,735 and $19,470, and $9,360 and $18,720, respectively.

The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement during the three month and six month periods ended December 31, 2010 and 2009 were $1,246 and $2,798, and $0 and $1,802, respectively.

NOTE 9 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month and six month periods ended December 31, 2010 and 2009 were 14,180,143 and 14,166,152 and 12,960,052 and 12,951,173, respectively. Loss per common share for the three month and six month periods ended December 31, 2010 and 2009 was $0.00 and $0.00 and $0.01 and $0.02, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – LINES OF CREDIT

The Company has three warehouse lines of credit available for its funding of mortgage loans for a short term period. (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%, (ii) On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %, and (iii) On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its President. The unpaid balance on the line of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company.  As of December 31, 2010 and June 30, 2010, the Company did not have any amounts outstanding for payment against the lines of credit.

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

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of  marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets:
Cash and cash equivalents	$122,774	$122,774	$75,763	$75,763
Accounts receivable	65,208	65,208	153,563	153,563
Marketable securities	-	-	30,420	30,420
Prepaid expenses	-	-	60,000	60,000
Loan receivable	90,891	90,891	90,891	90,891

Financial liabilities:
Accounts payable	$160,578	$160,578	$319,640	$319,640
Accrued liabilities	2,374	2,374	24,897	24,897
Due to a related party	100,000	100,000	120,000	120,000

NOTE 12 – INDUSTRY RISKS

The Company continues to build on its plan to add additional branches to increase bottom line revenues while continuing its relationship with NationWide By Owner (NWBO).  However, the Company continues to post losses through the end of its fiscal years ended June 30, 2010 and 2009 and for the six months period ended December 31, 2010. The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention. The Company has signed four additional branches during the six months ended December 31, 2010, however, should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 11, 2011, the date these financial statements were issued.

On January 12, 2011, the Company issued 5,500 common shares valued at $4,250 to six speakers as compensation for speaking at the Company’s 2011 Annual Conference. In addition, the Company issued 5,000 common shares to a consultant valued at $8,250 for providing consulting services to the Company. The shares were issued at their fair value when such services were earned by the consultants.

On February 3, 2011, the Company issued 26,000 common shares valued at $21,840 to four employees as compensation for working at the Company’s 2011 Annual Conference. The Company also issued 10,000 common shares to a consultant for providing business and advisory services to the Company. The shares were issued at their fair value when such services were earned by the employees and the consultant.

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

We conduct all of our business operations through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., which we acquired in May 2005. Since 1991, PrimeSource Mortgage has been engaged in the mortgage brokerage business and since 2008 has also conducted business as a mortgage banker using two warehouse lines of credit, $1,000,000 secured by CBB, Inc. and $4,000,000 secured by First Funding. We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from various institutional lenders.  We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through our warehouse lines of credit.  These loans are immediately sold to third parties.  We have a number of independently owned branch offices from which we derive revenue based on a percentage of commissions, or a flat fee generated on loans originated by these branch offices.  We make available to these branch offices our institutional lenders for the mortgage brokerage business and our warehouse lines of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us.  We are licensed as a mortgage brokerage and banking firm in 14 states and we currently operate primarily in the southwest in the states of New Mexico, Oklahoma, and Texas.

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

At the present time we have no record of how many mortgage loan applications are received.  Each branch office maintains its own record-keeping system for applications and whether to retain this information or not.  During the years ended June 30, 2009 and 2010, we closed 909 loans and 890 loans, respectively. The slight decrease in production during the year ended June 30, 2010 was due to the extreme changes in the mortgage market environment during the fiscal year. The Company increased its loan production by closing 497 loans during the six month period ended December 31, 2010 as compared to closing 477 loans during the comparable prior year period. This resulted in a slight increase due to our branches closing loans due to the low interest rate environment that existed in the market place.

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

We have failed to generate a profit for the fiscal years ended June 30, 2010 and 2009 and for the six months ended December 31, 2010.  Management believes the primary reason for the losses over the past few years was that after the decision was made to take the company public through a reverse acquisition in 2005, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue.  Management made the decision not to negotiate to the demands of five top producing branches and agreed to let these branches leave the network. Our reduction in revenue was the primary reason of the extensive losses from 2007 through 2009. By the beginning of fiscal year 2010, we had positioned ourselves with enough branches to reflect profits; however the market took a dramatic historical turn for the worse. Mortgage brokers and lenders across the country took an extraordinary hit because few people were willing to consider refinancing or purchasing a home. This over-reaction continued to have a negative impact on mortgage originations over the winter of fiscal year ended June 30, 2010. A recovery began to take place in the final quarter of fiscal year ended June 30, 2010, and we reflected a profit in that final quarter.

As a result of the new flat fee program that is in place, the increased number of branch offices that have joined the network over the past couple of years, and the slight recovery in the mortgage origination industry, management believes that we will continue towards the profitability trend in the fiscal year ending June 30, 2011. For the three months ended December 31, 2010, we recorded $1,243,410 in revenues and earned a net profit of $30,307.

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

On October 20, 2010, we filed a post-effective amendment to our S-1 registration statement which deregistered 991,600 shares of common stock from registration which remained unsold at the end of the offering represented by this registration statement.

Results of Operations

Our consolidated results of operations for the three month and six month periods ended December 31, 2010 and 2009 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc.

We reported a net profit of $30,307 for the three month period ended December 31, 2010 and a net loss of $17,825 for the six months ended December 31, 2010 compared to a net loss of $96,479 and $240,374 for the same periods ended December 31, 2009. The decrease in loss was principally attributable to the increase in loan production during the three month and six month periods ended December 31, 2010 as compared to the comparable period of 2009. Starting July 2010, we made the decision to offer a flat fee of $500 to be paid to us for our services for each loan conventional loan closed and $550 for each government loan closed. This resulted in a reduced brokerage commission expense payable to our branches. In addition, we made a concerted effort to manage our selling, general and administrative expenses during the three month and six month periods ended December 31, 2010 as compared to the same comparable periods in 2009. The increase in revenues and decrease in expenses is more fully explained below.

Revenues

Our total revenues increased by $316,798 or 34% to $1,243,410 for the three month period, and by $551,305 or 30% to $2,414,314 for the six month period ended December 31, 2010, as compared to the same periods in 2009 (the “comparable prior year period”). Our revenues for the three month and six month periods ended December 31, 2010 increased primarily due to a net increase of four branches in operation and as a result closing 497 loans during the six month period ended December 31, 2010 as compared to 477 loans closed for the comparable prior year period.  Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues. Presently, our network can expect to add 10 to 15 producing offices without an appreciable increase in expenses.

Operating Expenses

Our total operating expenses increased by $195,432 or 19% to $1,219,472 for the three month period and by $344,537 or 16% for the six month period ended December 31, 2010, as compared to the comparable prior year period. The overall increase in operating expenses for the three month and six month period ended December 31, 2010 included (i) an increase of $160,291 or 20% for the three month period and an increase of $280,574 or 17%  in brokerage commissions earned by branches due to the increase in branch revenues during the three month and six month periods ended December 31, 2010, as compared to the comparable prior year periods, and (ii) an increase in our selling, general and administrative expenses of $35,467 or 18% for the three month period and $64,289 or 15% for the six month ended December 31, 2010 as compared to the comparable prior year period. The increase in the three month and six month period was primarily due to an increase in brokerage commissions, professional and legal fees, and consulting fees when compared to the prior comparable period. Operating expenses as a percentage of revenues were 98% and 101% for the three month and six month period ended December 31, 2010 as compared to 111% and 113% for the comparable prior year periods.

Non-operating income (expense)

Our total non-operating income increased by $5,421 and $15,781 for the three month and six month periods ended December 31, 2010, as compared to the comparable prior year periods. This overall increase during the three month and six month periods ended December 31, 2010 was primarily due to the increase in other income from receiving sponsorship funding from the vendors for the Company’s 2011 Annual Conference compared to the comparable prior year period.

Other comprehensive income or loss

Our unrealized loss on marketable securities for the three month and six month periods ended December 31, 2010 was $0 and $2,666 as compared to unrealized gain of $3,287 and $13,620 for the comparable prior year periods. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at December 31, 2010 and 2009, respectively. We did not own any marketable securities at December 31, 2010.

Liquidity and Capital Resources

Our cash and cash equivalents were $122,774 at December 31, 2010. As shown in the accompanying consolidated financial statements, we recorded a net loss of $17,825 for the six month period ended December 31, 2010, compared to a net loss of $240,374 for the comparable prior year period. Our current assets exceeded our current liabilities by $25,666 at December 31, 2010, and our net cash provided by operating activities for the six month period ended December 31, 2010 was $35,783. We expect to open ten additional branches during the current fiscal year (four of which have opened since July 1, 2010), while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders. Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, we have no present agreements or arrangements to secure additional funding for customer loans and/or funding for expansion or operations.

Operating Activities

Net cash provided by operating activities for the six month period ended December 31, 2010 was $35,783 resulted primarily due to a decrease in accounts receivable of $84,448, a decrease in prepaid expenses of $60,000, a decrease in other current assets of $5,452, a decrease in accounts payable of $159,062 and a decrease in accrued liabilities of $22,523. We experienced a net loss of 17,825 for the six month period ended December 31, 2010 as compared to a net loss of $240,374 for the comparable prior period. The reduction in loss was primarily attributable due to (i) the increase in revenues as a result of increase in branches and by charging override commission on the warehouse line of credit on loans closed on the line, (ii) the Company offering flat fee brokerage commission upon closing of the loans, and (iii) the Company making a concerted effort to control its selling, general and administrative expenses.

Investing Activities

Net cash provided by investing activities for the six month period ended December 31, 2010, was $31,228 as a result of net cash of $32,812 realized from the sale of marketable securities and cash used to purchase property and equipment of $1,584. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the six month period ended December 31, 2010 was $20,000 consisting of cash payments made against the loan outstanding to the related party.

As a result of the above activities, we experienced a net increase in cash of $47,011 for the six month period ended December 31, 2010. The President and the Chairman of the Board of Directors have provided support to fund our operations with cash in the past but are not obligated to do so in the future.  We believe our success is dependent upon  opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

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

We record revenue for the fees charged to new branches when they sign up to join our network. We generated less than 1% of total revenues, from fees charged to new branch offices for joining our network during the three month and six month periods ended December 31, 2010 and 2009.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2010, Jeffrey R. Smith, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Smith concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2010 we issued 18,930 shares to our branch owners under our Commission Plan B program which represented commissions earned for the quarter ended June 30, 2010.  This offering was terminated effective December 31, 2010. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  There were a total of one accredited investor and three sophisticated investors as defined Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was provided a private placement memorandum containing information required pursuant to Regulation D.  Each participant was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

During the three months ended December 31, 2010 we issued 5,000 shares to a consultant for performing consulting services for our Company.  We issued 5,000 shares under our 2002 Stock Option/Stock Issuance Plan (the “Plan”) to Deb Erickson for performing business advisory and consulting services. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Sections 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Ms. Erickson was not an accredited investors as defined in Regulation D but had access to information normally provided in a prospectus. She delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Ms. Erickson represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  She was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

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

PSM HOLDINGS, INC.

Date: February 11, 2011	By:	/s/ JEFFREY R. SMITH
Jeffrey R. Smith, President Chief Executive and Principal Financial Officer