Form 10-Q
period 2011-03-31
PSM HOLDINGS INC
filed 2011-05-16
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 Yes ☐ No [X]

As of May 14, 2011, there were 18,614,159 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended March 31, 2011

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets at March 31, 2011 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Month and Nine Month Periods ended March 31, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Month Periods ended December 31, 2010 and 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	24

PART I – FINANCIAL INFORMATION
Item 1. Financial statements

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	June 30, 2010
	(Unaudited)

Current Assets:
Cash & cash equivalents	$465,142	$75,763
Accounts receivable, net	53,980	153,563
Marketable securities	-	30,420
Prepaid expenses	-	60,000
Other assets	708	6,090
Total current assets	519,830	325,836

Property and equipment, net	26,978	16,944

Loan receivable	88,898	90,891
Notes receivable	549,654	-
Goodwill on acquisition	1,087,432	-
NWBO License, net of accumulated amortization, March 31, 2011 - $292,344 and June 30, 2010 - $248,147	532,655	576,852
Security deposit	8,375	-

Total Assets	$2,813,822	$1,010,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$197,753	$319,640
Accrued stock payable	500,000	-
Accrued liabilities	3,246	24,897
Total current liabilities	700,999	344,537

Long-term Liabilities:
Due to related party	100,000	120,000
Total long-term liabilities	100,000	120,000

Total Liabilities	800,999	464,537

Commitment & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,434,192 and 14,124,905 shares issued and outstanding at March 31, 2011 and June 30, 2010	17,434	14,125
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and June 30, 2010	-	-
Treasury stock, at cost: shares held 21,600 at March 31, 2011 and June 30, 2010	(22,747)	(22,747)
Additional paid in capital	10,655,913	8,335,154
Accumulated other comprehensive income	-	2,666
Accumulated deficit	(8,637,775)	(7,783,212)
Total stockholders' equity	2,012,823	545,986

Total Liabilities and Stockholders' Equity	$2,813,822	$1,010,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months periods ended		For the nine months periods ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$751,058	$840,597	$3,165,372	$2,703,606

Operating expenses
Brokerage commission	571,476	716,784	2,491,285	2,356,018
Selling, general & administrative	1,016,334	4,045,658	1,509,256	4,474,291
Depreciation and amortization	16,948	17,375	51,373	52,126
Total operating expenses	1,604,758	4,779,817	4,051,914	6,882,435

Loss from operations	(853,700)	(3,939,220)	(886,542)	(4,178,829)

Non-operating income (expense):
Interest expense	(1,305)	(5,109)	(5,845)	(6,419)
Interest and dividend	2,118	2,319	3,442	7,382
Realized gain (loss) on sale of securities	-	(507)	5,057	(5,025)
Other Income	16,150	-	29,324	-
Total non-operating income (expense)	16,963	(3,297)	31,978	(4,062)

Loss from continuing operations before income tax	(836,737)	(3,942,517)	(854,564)	(4,182,891)

Provision for income tax	-	-	-	-

Net loss	(836,737)	(3,942,517)	(854,564)	(4,182,891)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	-	3,594	(2,666)	17,214

Comprehensive income (loss)	$(836,737)	$(3,938,923)	$(857,230)	$(4,165,677)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.06)	$(0.30)	$(0.06)	$(0.32)

Weighted average shares of share capital outstanding- basic & diluted	14,610,934	13,077,954	14,312,248	12,992,816

Weighted average number of shares used to compute basic and diluted loss per share for the three month and nine month periods ended March 31, 2011 and 2010 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months periods ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(854,564)	$(4,182,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	3,907	-
Depreciation and amortization	51,373	52,126
Non-cash commissions contributed by an officer	-	1,342
Share based payment awards	545,800	3,938,356
Stock issued to third parties for services	78,001	-
Stock issued to branch owners as commission	25,267	-
(Gain) loss on sale of marketable securities	(5,057)	5,025
(Increase) decrease in current assets:
Accounts receivable	95,926	(52,389)
Prepaid expenses	60,000	-
Other current assets	5,382	-
Increase (decrease) in current liabilities:
Accounts payable	(121,886)	145,102
Accrued liabilities	(21,654)	20,140
Net cash used in operating activities	(137,505)	(73,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	32,812	21,356
Purchase of property and equipment	(1,585)	-
Cash received as part of acquisition	13,664	-
Cash received from loan receivable	1,993	-
Purchase of marketable securities	-	(21,474)
Net cash provided by (used in) investing activities	46,884	(118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts on loan from related party	-	20,000
Cash proceeds from sale of stock	500,000	-
Cash payments on loan from related party	(20,000)	(10,000)
Net cash provided by financing activities	480,000	10,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	389,379	(63,307)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	75,763	83,158

CASH & CASH EQUIVALENTS, ENDING BALANCE	$465,142	$19,851

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

Business Activity
PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as an agent or broker for mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.  PrimeSource Mortgage, Inc. establishes Independent Network Office Agreements with originators who act as an independent contractor to originate mortgage applications for submission to lenders under the terms and conditions provided in the Network Office Agreement.  PrimeSource Mortgage, Inc. pays the originators commissions and fees based on a flat fee and split schedule accepted and agreed to by PrimeSource Mortgage, Inc., the respective lenders and the originators.  The Network Office Agreements are effective for a period of 30 days, and are automatically extended for 30 day periods until they are cancelled. On March 15, 2011, PrimeSource Mortgage Inc. completed the acquisition of United Community Mortgage Corp. (“UCMC”), a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc. The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Colorado, Georgia, Idaho, Iowa, Kentucky, Louisiana, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Texas, Washington and Wyoming.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2010 which were filed with the Securities and Exchange Commission on September 28, 2010 in the Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary PrimeSource Mortgage, Inc., and PrimeSource Mortgage Inc.’s wholly-owned subsidiary UCMC. All material intercompany transactions have been eliminated in the consolidation.

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

Loans and Notes Receivable
The loans and notes receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three month and nine month periods ended March 31, 2011 were $7,620 and $12,638, and for 2010 were $3,705 and $6,691, respectively.

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

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenues, from fees charged to new branch offices for joining the network during the three month and nine month periods ended March 31, 2011 and 2010.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.

Reclassification
Certain accounts in the prior-period financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter financial statements.

Recent Accounting Pronouncements
The Company has evaluated the possible effects on its financial statements of the accounting pronouncements and accounting standards that have been issued or proposed by FASB that do not require adoption until a future date, and that are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts.  90% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 and $12,500 as of March 31, 2011 and June 30, 2010, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31,	June 30,
	2011	2010
	(Unaudited)
Fixtures and equipment	$238,433	$114,563
Accumulated depreciation	(211,455)	(97,619)
Property and equipment, net	$26,978	$16,944

Depreciation expense for the three month periods ended March 31, 2011 and 2010 was $2,216 and $2,643. Depreciation expense for the nine month periods ended March 31, 2011 and 2010 was $7,176 and $7,929, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

	Nine months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash paid for interest	$5,180	$6,419

Cash paid for income taxes	$-	$-

Non-Cash investing and financing activities were as follows:
Acquisition of UCMC (see Note 8 for additional information):
Accounts receivable	$(250)	$-
Property and equipment	$(15,625)	$-
Notes receivable	$(549,654)	$-
Goodwill	$(1,087,432)	$-
Security deposits	$(8,375)	$-
Common stock	$2,393	$-
Additional paid in capital	$1,672,607	$-

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at March 31, 2011 and June 30, 2010, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011 (Unaudited)
Available for sale
Equity Securities	$-	$-	$-	$-

June 30, 2010
Available for sale
Equity Securities	$27,754	$3,123	$(457)	$30,420

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $0 and $2,666 as of March 31, 2011 and June 30, 2010, respectively, have been included in accumulated other comprehensive income.  Estimated income tax related to unrealized holding gains for the nine month periods ending March 31, 2011 and 2010 was $0.

Proceeds from the sale of securities available for sale during the nine month periods ended March 31, 2011 and 2010 was $32,812 and $21,356. Net realized gain from the sale of securities available for sale and included in the statement of operations for the three month and nine month periods ended March 31, 2011 and 2010 was $0 and $5,057, and net realized loss from the sale of securities available for sale is included in the statement of operations for the three month and nine month periods ended March 31, 2010 was $507 and $5,025. The cost of securities sold is determined by specific identification.

Temporary impairments
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and June 30, 2010.

March 31, 2011 (Unaudited)
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

Marketable Equity Securities
The Company’s investments in marketable equity securities consist primarily of investments in common stock of companies engaged in a variety of industries held in Mutual/Index funds. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at March 31, 2011. The Company’s investment in marketable equity securities at March 31, 2011 and June 30, 2010 was $0 and $30,420, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company leases office space in a building that is 100% owned by an entity whose members are the Company’s President and his immediate family.  The terms under the lease agreement carries a 4% annual escalation clause, every March 1 with a maturity of February 28, 2013. Total rent paid for the office lease during the three month periods ended March 31, 2011 and 2010 was $9,865 and $9,485. Total rent paid for the nine month periods ended March 31, 2011 and 2010 was $29,335 and $28,205, respectively.  The Company rents a vehicle that is owned by the Company’s President.  The rental is on a month-to-month basis and is cancellable at any time.  Monthly rental payments are $500.  During the three month and nine month periods ended March 31, 2011 and 2010, the Company paid $1,500 and $4,500 for each period for the vehicle rent.

The Company had the following loan receivable from a related party:

	Original loan	Balance due March 31, 2011	Balance due June 30, 2010
		(Unaudited)

Secured loans to NWBO Corporation
(NWBO) bearing interest at 9.25%
annually with no defined payment terms	$167,000	$88,898	$90,891

Accrued interest due from NWBO	-	708	6,090
	$167,000	$89,606	$96,981
Less allowance for uncollectible amounts	-	-	-

	$167,000	$89,606	$96,981

At March 31, 2011 and June 30, 2010, the Company had an outstanding payable to NWBO for commissions amounting to $2,861 and $0, respectively.

The Company conducted business with the Farmington, New Mexico branch office, owned by a director of the Company during the nine month period ended March 31, 2011. The branch owner currently serves on the Company’s Board of Directors. For the three month and nine month periods ended March 31, 2011 and 2010, commissions paid to the branch owner under the branch agreement were $33,635 and $161, 957, and $31,717 and $111,777, respectively. At March 31, 2011 and June 30, 2010, the Company owed the Farmington branch office commissions amounting to $2,763 and $0, respectively. There were no share based payments during the three month and nine month periods ended March 31, 2011 and 2010.

The Company conducted business with the Ruidoso, New Mexico Branch office which is owned by an officer and director of the Company. For the three month and nine month periods ended March 31, 2011 and 2010, commissions paid under the branch agreement were $0 and $0, and $1,532 and $9,169, respectively. At March 31, 2011 and June 30, 2010, the Company did not owe the Ruidoso Branch any commissions. There were no share based payments during the three month and nine month periods ended March 31, 2011 and 2010.

On January 24, 2008, the Company entered into an unsecured revolving line of credit arrangement with the Company’s former President for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. For the three month and nine month periods ended March 31, 2011 and 2010, the Company recorded interest expense of $704 and $2,141, and $621 and $1,863, respectively. During the nine month period ended March 31, 2011, the Company paid to the former President $20,000 towards the revolving credit line. The balances payable to the Company’s former President towards the revolving credit line at March 31, 2011 and June 30, 2010 were $100,000 and $120,000, respectively.

NOTE 7 – LOANS AND NOTE RECEIVABLE

On December 31, 2010, PrimeSource Mortgage, Inc. a subsidiary UCMC executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made.

On December 1, 2010, PrimeSource Mortgage, Inc. subsidiary UCMC executed a Promissory Note with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance at a variable interest rate per anum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Promissory Note is secured by real estate parcels.

The total amounts receivable per the Letters of Repayment and Promissory Note was $549,654 as of March 31, 2011.

NOTE 8 – ACQUISITION OF SUBSIDIARY

On March 15, 2011, PrimeSource Mortgage, Inc. completed its acquisition of United Community Mortgage Corp. (UCMC), a New Jersey corporation. The Company purchased all of the tangible assets and all issued and outstanding shares of UCMC common stock and preferred stock in exchange for 2,392,858 shares of the Company’s common stock valued at $1,675,000. The common shares were valued at the actual date of issuance of such shares on March 24, 2011.

A summary of the assets acquired and

Estimated fair values:
Assets acquired	$587,568
Liabilities assumed	-

Net assets acquired	587,568
Consideration paid	1,675,000

Goodwill	$1,087,432

The Company has recorded the assets acquired at their estimated fair values in the accompanying financial statements as of March 31, 2011. The purchase price allocation for UCMC is based on management’s estimates and overall industry experience relating to acquiring a licensed mortgage broker with “Full Eagle” status in the states of New York and New Jersey. Immediately after the execution of the definitive agreement, the Company obtained effective control over UCMC. Accordingly, the operating results of UCMC have been consolidated with those of the Company beginning March 16, 2011.

The value of the shares issued by the Company in connection with the acquisition of UCMC exceeded the fair market value of the net assets acquired. Thus “goodwill” was generated, and this amount is recorded as a non-current asset on the Balance Sheet at March 31, 2011.

 NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at March 31, 2011 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the nine month period ended March 31, 2011.

2002 Stock Option/Stock Issuance Plan
The Company has authorized 3,000,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which are subject to adjustment in the event of stock split, stock dividends, and other situations.

Number of Shares

Shares authorized	3,000,000

Shares issued and outstanding, June 30, 2010	1,342,913
Issued	107,814
Exercised	-
Forfeited	-
Expired	-
Shares issued and outstanding, March 31, 2011	1,450,727

Shares available for issuance, March 31, 2011	1,549,273

During the nine month period ended March 31, 2011, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 107,814 shares of common stock valued at $81,101 to employees and consultants for services. The shares were issued at their fair value on the date of issuance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Other Stock Issuances
On July 2, 2010, July 21, 2010 and October 20, 2010, the Company issued 20,000, 2,500 and 5,000 shares of restricted common stock to consultants for services valued at $17,699. The shares were valued at the closing share price on the date of authorization.

On September 2, 2010 and November 29, 2010, the Company issued 18,930 and 12,185 shares of restricted common stock to the branch owners for brokerage commissions valued at $25,268, earned during the nine month period ended March 31, 2011. The shares were issued at their fair value when such commissions were earned by the branches.

On March 8, 2011, the Company issued 750,000 shares of its common stock to Mr. Ron Hanna, Chief Executive Officer, valued at $525,000 as a bonus for entering into the new employment agreement with the Company. The common shares were valued at the closing share price on the date of authorization.

On March 24, 2011, in connection with the acquisition of UCMC, the Company issued to the principal stockholder of UCMC 2,392,858 shares of its restriced common stock valued at $1,675,000. The common shares were valued at the closing share price on the date of issuance.

On March 31, 2011, the Company sold 1,000,000 units to two accredited investors at $0.50 per unit for total cash proceeds of $500,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant.  The warrants are exercisable at any time through September 28, 2011, at $0.50 per share. These units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering. No underwriting discounts or commissions were paid in connection with the sale of the units. The Company recorded the $500,000 cash proceeds received as accrued stock payable in its financial statements at March 31, 2011. The fair value of the warrants was $120,811, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 0.170%, volatility of 54.71%, 6 months term, and dividend yield of 0%.

Total common shares issued and outstanding under all stock plans at March 31, 2011 were 17,434,192.

During the nine month period ended March 31, 2011, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

NOTE 10 – COMMITMENTS

Nationwide By Owners License
On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners.  Subsequent to March 31, 2011 the Company exercised its option to renew the agreement for the next 5 years. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc.

The initial cost of the license was $150,000 cash, plus the issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue.  The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms.  Amortization expense recorded during the three month and nine month periods ended March 31, 2011 and 2010 was $14,732 and $44,197, and $14,732 and $44,197, respectively. Amortization expense to be recognized for each of the years ending June 30, 2011 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval is obtained between NWBO and a national marketing company. There have been several on-going negotiations taken place, but no agreement has been executed.  NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two.  Cash bonus will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms.  Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter.  The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license.  The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter.  The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at March 31, 2011.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s President and his immediate family.  The terms under the lease agreement is of month-to-month operating lease, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three month and nine month periods ended March 31, 2011 and 2010 were $9,865 and $29,335, and $9,485 and $28,205, respectively.

 The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement during the three month and nine month periods ended March 31, 2011 and 2010 were $2,866 and $5,664, and $1,919 and $3,721, respectively.

The Company leases office space in New Jersey used by its wholly-owned subsidiary UCMC under a non-cancellable lease commitment. The monthly rent for office premises is $4,700. The lease expires on February 1, 2012. Total rents paid for the three months ended March 31, 2011 were $4,700. Total minimum lease commitments at March 31, 2011 amounted to $47,000 over the next twelve months.

NOTE 11 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three month and nine month periods ended March 31, 2011 and 2010 were 14,610,934 and 14,312,248 and 13,077,954 and 12,992,816, respectively. Loss per common share for the three month and nine month periods ended March 31, 2011 and 2010 was $0.06 and $0.06 and $0.30 and $0.32, respectively.

NOTE 12 – LINES OF CREDIT

The Company has three warehouse lines of credit available for its funding of mortgage loans for a short term period. (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%, (ii) On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ %, and (iii) On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its President. The unpaid balance on the line of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company.  As of March 31, 2011, the Company had borrowed $955,000 due on the wearhouse lines of credit for loans funded as of March 31, 2011, and a related receivable of $955,000 for loans that were sold subsequent to March 31, 2011. Due to the short term nature of the contracts and the firm commitment of the buyer to purchase the loans within five days of period end, the amounts due on the wearhouse lines of credit and the related receivables have not been recorded on the balance sheet of the Company.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

The fair value of  marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets:
Cash and cash equivalents	$465,142	$465,142	$75,763	$75,763
Accounts receivable	53,980	53,980	153,563	153,563
Marketable securities	-	-	30,420	30,420
Prepaid expenses	-	-	60,000	60,000
Loan receivable	88,898	88,898	90,891	90,891
Notes receivable	549,654	549,654	-	-

Financial liabilities:
Accounts payable	$197,753	$197,753	$319,640	$319,640
Accrued stock payable	500,000	500,000	-	-
Accrued liabilities	3,246	3,246	24,897	24,897
Due to a related party	100,000	100,000	120,000	120,000

The fair value of goodwill on acquisition of UCMC was determined using Level 3 inputs. The carrying amounts and fair values of the Companies financial instruments at March, 31, 2011, and June 30, 2010 are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
Financial assets:
Goodwill on acquisition	1,087,432	1,087,432	-	-

NOTE 14 – INDUSTRY RISKS

The Company continues to build on its plan to add additional branches to increase bottom line revenues while continuing its relationship with NationWide By Owner (NWBO).  However, the Company continues to post losses through the end of its fiscal years ended June 30, 2010 and 2009 and for the nine months period ended March 31, 2011. The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention. The Company has signed four additional branches during the nine months ended March 31, 2011, however, should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2011, the date these financial statements were issued.

On March 31, 2011, the Company sold 1,000,000 units at $0.50 per unit for total cash proceeds of $500,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant.  The warrants are exercisable at any time through September 28, 2011 at $0.50 per share.  The Company sold 500,000 units each to Richard and Teresa Carrington, husband and wife, and the James C. Miller and Claudia A. Miller Living Trust, a revocable trust created under the laws of the State of Oklahoma.  These units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No underwriting discounts or commissions were paid in connection with the sale of the units.

On April 21, 2011 and May 9, 2011, the Company issued 20,000 and 159,967 shares of common stock valued at $14,000 and $131,173 to third party consultants, officers and directors as compensation for services. The shares were valued at the closing share price on the date of authorization.

On May 3, 2011, United Community Mortgage Corp. entered into a non-binding letter of intent with Brookside Mortgage, L.L.C., an Oklahoma limited liability company (“Brookside”), and the key shareholders of Brookside to enter into a definitive agreement whereby Brookside would merge with and into UCMC. We intend to issue 800,000 shares of our common stock to the key shareholders of Brookside at the closing of the proposed transaction. We anticipate signing the definitive agreement with the next 30 days after completing our due diligence.

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

We conduct all of our business operations through our wholly-owned subsidiary, PrimeSource Mortgage, Inc., which we acquired in May 2005. Since 1991, PrimeSource Mortgage has been engaged in the mortgage brokerage business and since 2008 has also conducted business as a mortgage banker using two warehouse lines of credit, $1,000,000 secured through CBB, Inc. and $4,000,000 secured through First Funding. We generate revenues through mortgage brokerage services by originating mortgage loans that are funded directly by third parties selected by us from various institutional lenders. We also generate revenues through mortgage banking services with mortgage loans originated and funded by us through our warehouse lines of credit. These loans are immediately sold to third parties. We have a number of branch offices from which we derive revenue based on a percentage of commissions, or a flat fee generated on loans originated by these branch offices. We make available to these branch offices our institutional lenders for the mortgage brokerage business and our warehouse lines of credit for the mortgage banking business in order to assist them in originating and closing new loans thereby generating commission revenue for us. We are licensed as a mortgage brokerage and banking firm in 17 states and we currently operate primarily in the southwest in the states of New Mexico, Oklahoma, and Texas.

On April 14, 2006, we entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real property for sale by owners and others. Subsequent to March 31, 2011 the Company exercised its option to renew the agreement for the next 5 years.In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us.  We have also agreed to establish a national processing center to expand nationally the collection, organization and tracking of sales leads obtained from the database.  We have agreed with Nationwide to delay the establishment of the processing center until Nationwide secures a national marketing agreement. Nationwide is involved in multiple discussions to accomplish this in the next year.

At the present time we have no record of how many mortgage loan applications are received.  Each branch office maintains its own record-keeping system for applications and whether to retain this information or not.  During the years ended June 30, 2010 and 2009, we closed 890 loans and 909 loans, respectively. The slight decrease in production during the year ended June 30, 2010 was due to the extreme changes in the mortgage market environment during the fiscal year. The Company closed 641 loans during the nine month period ended March 31, 2011 as compared to closing 669 loans during the comparable prior year period. This slight decrease of loans closing resulted due to stagnant interest rate environment existed in the market place.

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

We have failed to generate a profit for the fiscal years ended June 30, 2010 and 2009 and for the nine months ended March 31, 2011.  Management believes the primary reason for the losses over the past few years was that after the decision was made to take the company public through a reverse acquisition, five of the top producing branch offices banded together and demanded more ownership and a more beneficial split in revenue.  Management made the decision not to negotiate to the demands of five top producing branches and agreed to let these branches leave the network. Our reduction in revenue was the primary reason of the extensive losses during the fiscal years 2007 through 2009. By the beginning of fiscal year 2010, we had positioned ourselves with enough branches to reflect profits; however, the market took a dramatic historical turn for the worse. Mortgage brokers and lenders across the country took an extraordinary hit because few people were willing to consider refinancing or purchasing a home. This over-reaction continued to have a negative impact on mortgage originations starting the winter of fiscal year ended June 30, 2010. A recovery began to take place in the final quarter of fiscal year ended June 30, 2010, and we reflected a profit in that final quarter.

As a result of the new flat fee program that is in place, the increased number of branch offices that have joined the network over the past couple of years, and the slight recovery in the mortgage origination industry, management believes that we will continue towards the profitability trend in the fiscal year ending June 30, 2011.

During the three months ended March 31, 2011, we acquired United Community Mortgage Corp. (UCMC) located in Keyport, New Jersey. This acquisition was strategically structured to purchase UCMC because of its “Full Eagle” licensing status with Housing and Urban Development (HUD), and the valuable mortgage brokerage state licensing in the states of New Jersey and New York. With the “Full Eagle” approval, we are in a position to begin planning to acquire many smaller mortgage brokerage and banking operations that need the lending platform and licensing that is most desired in today’s mortgage environment.

As a result of achieving the “Full Eagle” status, we have executed letters of intent to acquire two mortgage companies who are in our space - American Trust Mortgage, Inc. in Boston, MA, and Brookside Mortgage, LLC in Tulsa, OK. We have identified a few more business entities to acquire, and other business entities have approached us to be acquired.

We have an aggressive expansion and growth plan. Management has recognized the need to put in place systems and controls, including technology to handle the transition phases of bringing on these acquisitions. During the three months ended March 31, 2011, we have incurred additional expenditures by bringing on board consultants and hired new employees to sustain our anticipated growth.

Our operating expenses consist primarily of commissions paid to independent brokers on mortgage loans generated by us or our branch offices, development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us becoming a public company, and the costs of putting on our annual convention.  The annual convention provides training for branch owners and markets our company to potential branch owners that attend. Overhead expenses include wages, rent of office space, and other administrative expenses.  Licensing costs to conduct business in each state are included in taxes and licenses.

From time to time management has been engaged in preliminary discussions with a potential merger candidate in this industry. On June 14, 2010, we signed a Letter of Intent (the “LOI”) to acquire CBB, Inc. (“CBB”), an Oklahoma-based management company that operates a successful regional mortgage banking firm in the Southwest. The LOI expired on September 30, 2010. In late March 2011, we reached an agreement with the individual principals of CBB to become an integral part of our expansion plan described above.  On March 31, 2011, we sold 1,000,000 units at $0.50 per unit for total proceeds of $500,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant.  The warrants are exercisable at any time through September 28, 2011, at $0.50 per share.  We sold 500,000 units each to Richard and Teresa Carrington, husband and wife, and the James C. Miller and Claudia A. Miller Living Trust, a revocable trust created under the laws of the State of Oklahoma.  These units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  A Form 8-K was filed April 6, 2011 describing the transaction.

Results of Operations

Our consolidated results of operations for the three month and nine month periods ended March 31, 2011 and 2010 include the operating results of PSM Holdings, Inc., PrimeSource Mortgage, Inc. and United Community Mortgage Corp.

We reported a net loss of $836,737 for the three month period ended March 31, 2011 and a net loss of $854,564 for the nine months ended March 31, 2011 compared to a net loss of $3,942,517 and $4,182,891 for the same comparable prior year period. The decrease in loss was principally attributable to the reduced brokerage commission paid to the branch owners during the three month and nine month periods ended March 31, 2011 as compared to the comparable period of 2010. Starting July 2010, we made the decision to offer a flat fee of $500 to be paid to us for our services for each loan conventional loan closed and $550 for each government loan closed. In addition, we made a concerted effort to manage our selling, general and administrative expenses during the three month and nine month periods ended March 31, 2011 as compared to the same comparable periods in 2010. The fluctuations in revenues and expenses are more fully explained below.

Revenues

Our total revenues decreased by $89,539 or 10.7% to $751,058 for the three month period, and increased by $461,766 or 17.1% to $3,165,372 for the nine month period ended March 31, 2011, as compared to the same periods in 2010. Our revenues for the three month period decreased and for nine month periods ended March 31, 2011 increased as compared to the comparable periods of 2010 primarily due to a net increase of four branches in operation and as a result closing 641 loans during the nine month period ended March 31, 2011 as compared to 669 loans closed for the comparable prior year period.  Some of the existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues. Presently, our network can expect to add 10 to 15 producing offices without an appreciable increase in expenses.

Operating Expenses

Our total operating expenses decreased by $3,175,059 or 66.4% to $1,604,758 for the three month period and by decreased by $2,830,522 or 41.1% for the nine month period ended March 31, 2011, as compared to the comparable prior year periods. Operating expenses for the three month and nine month periods ended March 31, 2011 included (i) a reduction of $145,308 or 20.3% for the three month period and an increase of $135,267 or 5.7%  in brokerage commissions earned by branches due to the increase in branch revenues during the three month and nine month periods ended March 31, 2011, as compared to the comparable prior year periods, and (ii) a reduction in our selling, general and administrative expenses of $3,029,324 or 74.9% for the three month period and $2,965,035 or 66.3% for the nine month periods ended March 31, 2011, as compared to the comparable prior year period primarily due to a reduction in brokerage commissions, professional and legal fees, officers and employees’ compensation and consulting fees when compared to the prior comparable period. Operating expenses as a percentage of revenues were 213.7% and 128.0% for the three month and nine month period ended March 31, 2011 as compared to 568.6% and 254.6% for the comparable prior year periods.

Non-operating income (expense)

Our total non-operating income increased by $20,260 and $36,041 for the three month and nine month periods ended March 31, 2011, as compared to the comparable prior year periods. This overall increase during the three month and nine month periods ended March 31, 2011 was primarily due to the increase in other income from receiving sponsorship funding from the vendors for the Company’s 2011 Annual Conference compared to the comparable prior year period.

Other comprehensive income or loss

Our unrealized loss on marketable securities for the three month and nine month periods ended March 31, 2011 was $0 and $2,666 as compared to unrealized gain of $3,394 and $17,214 for the comparable prior year periods. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at March 31, 2011 and 2010, respectively. We did not own any marketable securities at March 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $465,142 at March 31, 2011. As shown in the accompanying consolidated financial statements, we recorded a net loss of $854,564 for the nine month period ended March 31, 2011, compared to a net loss of $4,182,891 for the comparable prior year period. Our current liabilities exceeded our current assets by $181,169 at March 31, 2011, and our net cash used in operating activities for the nine month period ended March 31, 2011 was $137,505. We expect to open ten additional branches during the current fiscal year (four of which have opened since July 1, 2010), while our existing branches continue to strengthen and mature due to the upcoming recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders. Although we were successful in executing two warehouse lines of credit for $4 million and $1 million for the interim funding to close customer loans, we have no present agreements or arrangements to secure additional funding for customer loans and/or funding for expansion or operations.

Operating Activities

Net cash used in operating activities for the nine month period ended March 31, 2011 was $137,505 resulted primarily due to a decrease in accounts receivable of $95,926, a decrease in prepaid expenses of $60,000, a decrease in other current assets of $5,382, a decrease in accounts payable of $121,886 and a decrease in accrued liabilities of $21,654. We experienced a net loss of 854,564 for the nine month period ended March 31, 2011 as compared to a net loss of $4,182,891 for the comparable prior period. The reduction in loss was primarily attributable due to (i) a reduction in brokerage commissions, professional and legal fees, officers and employees’ compensation and consulting fees when compared to the prior comparable period, (ii)  the increase in revenues as a result of increase in branches and by charging override commission on the warehouse line of credit on loans closed on the line, (iii) the Company offering flat fee brokerage commission upon closing of the loans, and (iv) the Company making a concerted effort to control its selling, general and administrative expenses.

Investing Activities

Net cash provided by investing activities for the nine month period ended March 31, 2011, was $46,844 as a result of net cash of $32,812 realized from the sale of marketable securities, cash of $13,664 received as part of acquisition, and cash used to purchase property and equipment of $1,585. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the nine month period ended March 31, 2011was $20,000 consisting of cash payments made against the loan outstanding to the related party. Cash proceeds from sale of Company’s common stock to the individual owners of CBB amounted to $500,000.

As a result of the above activities, we experienced a net increase in cash of $389,379 for the nine month period ended March 31, 2011. The President and the Chairman of the Board of Directors have provided support to fund our operations with cash in the past but are not obligated to do so in the future.  We believe our success is dependent upon  opening new branches, maturing the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans, and obtaining additional financing from financial institutions and from investors through the sale of our securities.

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

We record revenue for the fees charged to new branches when they sign up to join our network. We generated less than 1% of total revenues, from fees charged to new branch offices for joining our network during the three month and nine month periods ended March 31, 2011 and 2010.

The Company charges an override fee on the warehouse line of credit on loans closed on the line. The revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.

Recent Accounting Pronouncements

The Company has evaluated the possible effects on its financial statements of the accounting pronouncements and accounting standards that have been issued or proposed by FASB that do not require adoption until a future date, and that are not expected to have a material impact on the consolidated financial statements upon adoption.

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

As of March 31, 2011, Ron Hanna, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Hanna concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the new employment agreement with Ron Hanna, we issued 750,000 shares to Mr. Hanna as bonus for entering into the new agreement. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and 4(6) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Mr. Hanna was an accredited investor as defined in Regulation D.  He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificate representing the shares.  He was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock issuance.

On March 31, 2011, we sold 1,000,000 units at $0.50 per unit for total proceeds of $500,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant.  The warrants are exercisable at any time through September 28, 2011, at $0.50 per share.  We sold 500,000 units each to Richard and Teresa Carrington, husband and wife, and the James C. Miller and Claudia A. Miller Living Trust, a revocable trust created under the laws of the State of Oklahoma.  These units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each investor was an accredited investor as defined in Regulation D.  Each party delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the units.  Each investor also represented that he, she, or it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each party was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sale of the units.

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

PSM HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ Ron Hanna
Ron Hanna, President Chief Executive and Principal Financial Officer