Form 10-K
period 2011-06-30
PSM HOLDINGS INC
filed 2011-10-13
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-151807

PSM Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	90-0332127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 N. Main Street, Roswell, New Mexico	88201
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (575) 257-2339

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

Large Accelerated Filer  [   ]                                                   Accelerated Filer  [   ]
Non-accelerated Filer  [   ]                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,802,698 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At October 12, 2011, there were 24,115,207 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:
●	a further decline in the economy, especially the housing market;
●	loss of or significant reduction in our warehouse line of credit;
●	the loss of branch offices from our network; and
●	failure to successfully market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PSM” refer to PSM Holdings, Inc., a Nevada corporation, and its wholly- owned subsidiaries on a consolidated basis.

PART I

ITEM 1.  BUSINESS

Historical Information

PSM Holdings, Inc. was originally incorporated under the laws of the State of Utah on March 12, 1987, with the name “Durban Enterprises, Inc.”  On July 31, 2001, the shareholders approved a change of domicile of the company to the State of Nevada and changed the name of the company to “Durban Holdings, Inc.”  Effective August 17, 2001, the Utah corporation merged into a Nevada corporation incorporated on July 19, 2001, for the sole purpose of changing the domicile of the Utah company to the State of Nevada.  On May 18, 2005, the name of our company was changed to “PSM Holdings, Inc.”  We have a single wholly owned operating subsidiary, PrimeSource Mortgage, Inc., a Texas corporation, which in turn has a wholly owned operating subsidiary, United Community Mortgage Corp., a New Jersey corporation.  Our mortgage operations are conducted through the Texas and New Jersey entities.

From time to time management has been engaged in preliminary discussions with potential acquisition candidates in the mortgage brokerage and banking industry.  On June 14, 2010, we signed a letter of intent to acquire CBB, Inc., an Oklahoma corporation.  The letter of intent expired on September 30, 2010.  On March 18, 2011, we signed a letter of intent with American Trust Mortgage, Inc., a Massachusetts corporation. The letter of intent expired on April 16, 2011.  Management continues to engage in preliminary discussions with potential acquisition candidates in this industry.

During the year ended June 30, 2011, and to date we have acquired four additional mortgage brokerage and banking companies and continue to seek acquisition targets.

On March 16, 2011, we acquired United Community Mortgage Corp., a New Jersey corporation (“UCMC”).  UCMC is a “Full-Eagle” mortgage banking company based in New Jersey.  On March 9, 2011, we entered into an Agreement and Plan of Merger (the “UCMC Merger Agreement”) with UCMC, and its sole shareholder, Edward Kenmure, PSMI, and PSM Acquisition, Inc., a newly created New Jersey corporation and wholly owned subsidiary of PSMI (“Merger Sub”).  At the closing of the transaction Merger Sub was merged with and into UCMC. UCMC was the surviving corporation of the merger and became a wholly owned subsidiary of PSMI.  Mr. Kenmure, as the sole shareholder of UCMC, received 2,392,858 shares of our common stock valued at $1,675,000 in exchange for all of the outstanding equity securities of UCMC. As a result of the transaction, Mr. Kenmure owned approximately 14% of the outstanding common shares of our company at the closing of the transaction.

Effective July 1, 2011, we acquired Brookside Mortgage, L.L.C., an Oklahoma limited liability company (“Brookside”).  Brookside was a mortgage banking and brokerage company based in Tulsa, Oklahoma. Upon the closing of the transaction, Brookside’s two major shareholders, Mahaney Brothers, L.L.C., an Oklahoma limited liability company and Express Mortgage Services Inc., an Oklahoma corporation, received 800,000 shares of our common stock valued at $560,000 in exchange for all the outstanding membership interests of Brookside.  Upon closing Brookside was merged with and into UCMC.

Also effective July 1, 2011, we acquired Founders Mortgage, LLC, a Missouri limited liability company (“Founders”).   Founders was a mortgage banking and brokerage company based in St. Louis, Missouri.  Peter Gubany, the sole member of Founders, received 250,000 shares of our common stock valued at $175,000 in exchange for all the outstanding membership interests of Founders.  Upon closing Founders was merged with and into UCMC.

On August 8, 2011, we acquired Fidelity Mortgage Company, a Colorado corporation (“Fidelity”), a mortgage banking and brokerage company based in Grand Junction, Colorado.   James Pulsipher and Jared Peterson, as the sole shareholders of Fidelity, received 1,367,210 and 418,504 shares of our common stock valued at $1,250,000, respectively, in the merger transaction.  Upon closing Fidelity was merged with and into UCMC.

On August 22, 2011, we signed a letter of intent with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”), and the sole shareholder of IMP.  At closing, IMP would merge with and into UCMC.  We intend to issue shares of our common stock to the sole shareholder of IMP at the closing of the proposed transaction.  We are negotiating the definitive acquisition agreement with IMP.

On October 6, 2011, we executed a letter of intent with LoanLeaders of America, Inc., a California corporation (“LoanLeaders”), and its sole shareholders. At closing, we would acquire all of the outstanding stock of LoanLeaders which would become a wholly owned subsidiary. We are negotiating the definitive acquisition agreement with LoanLeaders.

Business Operations

We offer a full range of mortgage loan products, including adjustable rate mortgages, fifteen, twenty, and thirty year fixed rate loans, with a variety of maturities.  In addition to residential mortgage purchases, we offer refinancing, construction loans, second mortgages, debt consolidation and home equity loans.  We provide residential mortgage loans to various consumers including “prime” credit borrowers who desire conventional conforming loans, reverse mortgages and jumbo loans. We operate primarily in the southwest in New Mexico, Oklahoma, and Texas, Missouri, Colorado and also maintain offices and produce in New Jersey, Montana, and Nebraska and will continue to expand our operations throughout the United States.

Through our wholly-owned subsidiaries, PrimeSource Mortgage, Inc. and UCMC, we solicit and receive applications for secured residential mortgage loans.  As a licensed mortgage broker/banker in 18 states, we also offer mortgage banking services to originate and fund mortgage loans directly using our existing three warehouse lines of credit. Our three warehouse lines of credit are available for our funding of mortgage loans for a short term period. On August 3, 2008, we entered into a warehouse line of credit agreement bearing an annual interest rate of 5% and secured by the assets of the Company. On September 30, 2010, we entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the lines of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. On June 11, 2009, we entered into an additional warehouse line of credit with a separate institution. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½%. The lines of credit provide short term funding for mortgage loans originated by the offices. The lines of credit are repaid within 5 to 7 days when the loan is sold to a third party. We do not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company. We estimate that approximately 90% of the loans are currently being closed using the lines of credit. Arrangements have been made to handle the growth currently being experienced with our original warehouse provider.

The PrimeSource Mortgage network is comprised of approximately 30 offices that operate around the country originating mortgage loans as employees under our “We Walk You Home” brand.

Because of recent federal legislation affecting the mortgage industry, we have developed a new business model to attract existing mortgage companies to join our network. By merging with UCMC, which holds a “full eagle” HUD approval, these offices are able to continue to operate in a compliant manner.

To support our new business model, we are planning significant upgrades in technology to create a more scalable business platform to report, manage and grow existing offices.  We also hired three new mortgage executives with experience in the industry to implement additional accounting and loan origination processes and systems in order to facilitate our acquisition and growth strategy in 2011 and 2012. As a result of these additions to the Company's technology and management, the Company anticipates an extraordinary production growth and associated revenues.

Generation of Mortgage Loan Leads by Nationwide By Owner

Through our exclusive license with Nationwide By Owner, Inc. (“Nationwide”), we obtain leads generated by Nationwide.  Nationwide derives its leads from individuals selling their homes and through real estate agents that have relationships with our branch offices.  Nationwide markets what it calls a “smart sign” which contains a toll-free number for potential buyers to obtain more information about the home.  Nationwide is able to retrieve and record the telephone number of the person seeking information and listening to an audio tour of the home.  The caller may also leave a message for the home owner, he or she can be forwarded directly to the owner’s telephone, or realtor, or the party can leave a fax number for detailed information on the home.  Nationwide collects the caller information through a proprietary call-capture system and maintains this information on a database. It is currently marketing the sign directly in over 17 states, including the states in which we operate, and is negotiating with a marketing company and a retail outlet to increase the use of the smart sign nationwide.

Through our licensing agreement with Nationwide, we have direct access to the database of potential home buyers which permits us to contact these persons directly and offer our mortgage services.  Nationwide database also includes leads generated by persons visiting its website.

If Nationwide is successful in securing an agreement or arrangement to market its smart signs through a national marketing company or a national retail distributor, we intend to create a national processing center to process the leads from these signs. Although we are obligated to create the national processing center under the term of our original agreement with Nationwide, both parties have agreed to delay the establishment of the center until Nationwide enters into an agreement with a national marketing company. The processing center would be staffed by persons who could follow-up on these leads or be handled directly from one of our established lending centers.

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

Nationwide has granted us a right of first refusal to purchase the company in the event they receive an offer from another source.

The license agreement also includes mutual indemnification provisions.

On or about May 15, 2007, we loaned an aggregate of $167,000 to Nationwide for its operating expenses. These funds were provided to Nationwide to assist it in its negotiations to secure a national marketing company or a national retail outlet to sell the smart signs created by Nationwide. These marketing outlets would expose Nationwide to a substantial number of end-users.  Since we have the exclusive right to leads generated from these signs, management determined that it was a valid business purpose to lend the money to Nationwide to assist in this process. This loan is evidenced by a promissory note which was originally due on May 30, 2008, which we have extended through September 30, 2012. The loan bears interest at 9.25% per annum and requires monthly payments of $1,000 beginning June 30, 2008, with a balloon payment of $96,381 due on August 30, 2009. The loan is secured by the 150,000 shares of our common stock which we issued to them in the original agreement. Nationwide has repaid all but $88,898 of the principal amount due as of June 30, 2011.

Competition

We compete on two levels.  First, we offer mortgage loans to the consumer via PrimeSource offices located throughout the country. These loans are funded approximately 90% on our warehouse lines, while the balance may be brokered to our inventory of national lenders with whom we have negotiated discounts over interest rates charged to borrowers outside of our network.

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

Second, the organizational structure provided to our employees/lending centers that must compete with other mortgage companies. Being part of our network provides our employees marketing, training, branding, and technical support assisting their office in every aspect of the mortgage operation.

In connection with the leads generated by the Nationwide By Owner, Inc. website, we are in competition with a number of existing Internet mortgage firms.  Many banks and credit unions offer Internet mortgage services. These firms may have more experience in the Internet mortgage industry and may also be better funded.  We believe we can compete with these and other Internet based mortgage brokerage firms due primarily to the fact that we have an exclusive right to the leads being generated by the Nationwide website. Our management believes that these leads make us competitive with other firms due to the proven high interest level of the consumer pursuing more information on the homes that have a “smart sign” while our competition will be required to spend marketing and advertising dollars trying to find good leads.  In addition, we will be able to follow up on people who are actively involved in the buying or selling of a home.

Government Regulations

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Consumer Financial Protection Bureau, and other regulatory agencies in connection with originating, processing and underwriting mortgage loans.  We are also subject to state licensing requirements and laws. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines. Also, we are required to comply with regulatory financial requirements.

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

We also are required to disclose reasons for credit denial and other matters to applicants.  The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms. The signing and subsequent implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 had the greatest impact on mortgage origination in the United States. Mortgage Brokerage and Mortgage Banking firms have been most heavily impacted by recent regulatory changes to financial and operational requirements to be in compliance to the new legislation. Changes to loan officer compensation, requirements related to consumer disclosures and other licensing related mandates for mortgage professionals placed significant financial and operational constraints on organizations who were not prepared.  PrimeSource best positioned itself to meet these requirements in its public filings in 2005 and in the years that followed.  Investments in human and technology related resources have led to changes in processes and systems to address both federal and state requirements on mortgage origination. It is for this reason, PrimeSource has experienced such significant growth and due to its capital and market share positions in target markets around the country, that we attract the highest quality mortgage professionals in the industry today.

We believe we are in material compliance with all government regulations applicable to our business operations.

Employees

As of September 30, 2011 we had a total of 120 full-time employees, including Ron Hanna, who serves as the Chief Executive Officer and Principal Accounting Officer and Jeffrey Smith, who serves as the Executive Vice-President of the Company. If we are successful in our efforts to acquire additional target companies and open the national processing center, we anticipate hiring additional employees to service our branch offices needs and the needs of the processing center.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

We lease approximately 3,000 square feet of office space in Roswell, New Mexico, which is used for our principal executive offices and as the operating location of PrimeSource Mortgage. Current monthly rental payments for the space are $3,475. The lease expires on February 28, 2013. The monthly lease payments increase by 4% on March 1st of each year. We carry property and casualty insurance, renter’s insurance and liability insurance covering this space. In addition, we lease approximately 3,200 square feet of office space in Keyport, New Jersey, which is used by our wholly-owned subsidiary UCMC. Current monthly lease payments for the space are $4,700. The lease expires on February 28, 2012.

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

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board since October 2009 and has been quoted on the OTC Markets (formerly the “Pink Sheets”) since October 2005.  Our trading symbol is “PSMH.”  The table below sets forth for the periods indicated the range of the high and low bid or trading information as reported by a brokerage firm and/or as reported on the Internet.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low

Fiscal year ending	First	$0.90	$0.51
June 30, 2012

Fiscal year ended	First	$0.90	$0.60
June 30, 2011	Second	$0.89	$0.55
	Third	$0.85	$0.51
	Fourth	$0.90	$0.51

Fiscal year ended	First	$2.55	$1.70
June 30, 2010	Second	$1.80	$0.85
	Third	$1.05	$0.70
	Fourth	$0.90	$0.60

Holders

At October 12, 2011 we had approximately 485 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, to be the transfer agent of our common stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended June 30, 2011, without registration under the Securities Act that have not been previously reported.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended June 30, 2011, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

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

Overview

We conduct all of our business operations through our wholly-owned subsidiaries, PrimeSource Mortgage, Inc., which we acquired in May 2005, and United Community Mortgage Corp. which we acquired in March 2011. Since 1991, PrimeSource Mortgage has been a retail mortgage origination firm and since 2008 has also conducted business as a mortgage lender using two warehouse lines of credit. Our revenue model is based on bank margin on loan funding and administrative fees. Our loans are purchased off of our warehouse line by several investors. As a mortgage banking firm, we have the freedom to “broker” loans immediately to third parties or leverage our warehouse lines to “bank” the loans and then sell them on the secondary market. Historically, PrimeSource funds or “banks” more than 90% of our loans with several wholesale relationships available for our offices to take advantage of in order to provide the consumer with the lowest monthly payment and lowest rate available to them in the marketplace.

We have retail offices located around the United States from which we derive revenue based on the aforementioned business factors (e.g. fees, margin and splits) resulting from the loan origination volume from these offices. We are able to leverage the Company’s warehouse relationships in order to provide the consumer with more competitive rates and fees while increasing our gross profits.  With a growing national retail platform, it is important to remain competitive in targeted regions around the country whose market dynamics vary from one another. It is for this reason, a healthy mixture of wholesale and correspondent relationships exist from within our Company in order to ensure both service quality and competitive pricing for our clients. Presently, PrimeSource and its affiliates have 30 offices around the country. Through several acquisitions executed in the 3rd and 4th quarters of our fiscal year ended June 30, 2011, PrimeSource’s licensing platform is in 18 states with state license applications presently pending in another 15 states with the expectation that by the end of the 1st quarter of our fiscal 2012, PrimeSource is expected to be licensed in over 30 states.

On April 14, 2006, we entered into a renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real estate property for sale by owners and others.  In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us.

 Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States. These changes have been the contributing factor towards the growth of PrimeSource this calendar year, as well as the planned growth in 2012 and 2013.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms. Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology; increased staffing needs to meet more complex compliance requirements and increased net worth requirements of HUD. As a result, according to Access Mortgage Research, approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market.  Operating as a public company since 2005, we are fully accustomed to operating in a highly regulatory environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007. As a result, the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

In January 2011, we further invested in an enterprise origination retail technology to govern the production, operations and regulatory needs of our Company. Since January 2011, our operational efforts have leveraged this technology to improve a more scalable business platform to report, manage and grow existing offices around the United States.

In addition to significant upgrades to the NWBO technology which we have license to use, we have brought on board, a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy of our Company in 2011 and 2012.  As a result of these additions to the Company’s technology and management, we expect to have extraordinary growth. Since the beginning of calendar 2011, we have completed four acquisitions. These acquisitions began on March 15, 2011 with the acquisition of United Community Mortgage Corp., a New Jersey corporation, then on July 1, 2011, the acquisition of Founders Mortgage LLC, a Missouri corporation, located in St. Louis, Missouri, Brookside Mortgage LLC, an Oklahoma corporation, located in Tulsa, Oklahoma, and Fidelity Mortgage Company located in Grand Junction, Colorado, in August 2011. There are several acquisitions that are scheduled for completion in the 4th quarter of 2011.  The changing market dynamics have acted as a catalyst to PrimeSource’s expansion.

The following represents a production matrix reflecting our past and forecasted production by number of Units and Dollar Volume:

Year	Number of Units	Dollar Production
2009	909	$151,535,241
2010	890	$149,628,816
2011	*1470	*$232,320,271

* The acquisitions to date are the basis for the production forecast to complete in calendar year 2011.  The revenue forecasts resulting from the growth in production should provide significant profitability by the end of the 2nd quarter of 2012.  The revenue forecasts result from the fee and margin income established by PrimeSource corporate.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and acquire new entities and work with existing offices to increase their production. With the Company’s new investments in technology that are built to sustain scalable growth, it is expected that the growth in revenue will be realized at an accelerated rate over and above the costs to support it.  The net result will be a larger, more efficient and a profitable enterprise.

As a result of the Company’s continued investments in bringing on board nationally recognized management mortgage executives, we did not realize a profit in fiscal year ending June 30, 2011. These investments were anticipated and necessary as a result of the Company’s positioning for these changes taking place. Favorable market conditions supported by favorable rates and a reduction in competitive pressures, the Company during fiscal 2011 laid down the foundation for unit and revenue growth in 2012.

Given the Company’s anticipated  investment in infrastructure, along with the continued aggressive growth strategy, it is management’s opinion that the increase in production levels and associated revenue will continue to increase through 2012 and beyond.

Results of operations

Our consolidated results of operations for the twelve months ended June 30, 2011 include the operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc. and results of operations of its wholly-owned subsidiary United Community Mortgage Corp. since its acquisition effective March 16, 2011.

We reported a net loss of $2,077,425 for the year ended June 30, 2011 compared to a loss of $4,364,929 for the same period ended June 30, 2010. The reduction in loss of $2,287,504 (52%) was principally attributable to the non-cash share based stock awards valued at $3,814,109 paid to our officers and employees for their past services offset by a slight increase in revenues and operating expenses as more fully explained below.

Revenues

Total revenues increased by $30,544 or 1% for the year ended June 30, 2011, as compared to the same period in 2010 (the “comparable prior year period”). Revenues for the year ended June 30, 2011 increased primarily due to a combination of net increase in number of branches (5) in operation and the value of the loans closed as compared to the comparable prior year period. Some of the existing branches also increased their production during this time period as their business matured. Management believes that adding strong producing branches is a viable way to continue to increase revenues.

Operating Expenses

Operating expenses consist primarily of commissions on mortgage loans generated by us or our branch offices, development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us maintaining our public company status, and the costs of putting on our annual convention.  The annual convention provides training for our branch managers and markets our company to potential branch managers that attend. Overhead expenses include wages, rent of office space, and other administrative expenses.  Licensing costs to conduct business in each state are included in taxes and licenses.

Total operating expenses decreased by $2,241,026 (27%) for the year ended June 30, 2011, as compared to the comparable prior year period. This overall decrease was primarily due to the non-cash share based stock awards valued at $3,814,109 paid to our officers and employees for their past services during the year ended June 30, 2010 as compared to non-cash stock awards of $662,602 paid to our officers, directors and employees during the year ended June 30, 2011. Payroll expenses increased by $1,214,615 due to the hiring of professional managers and support staff, hiring of UCMC employees as a result of its acquisition in March 2011 and opening of five (5) new branches; and professional, legal and consulting fees increased by $242,807 due to costs incurred for acquisitions of business entities during the year ended June 30, 2011 as compared to the prior comparable period. Commissions paid to our branches for the year ended June 30, 2011 decreased by $252,434 or 8% as compared to the comparable prior year period as a result of the uncertainty in the marketplace due to all the pending regulatory changes.

Non-operating income (expense)

Our net non-operating income for the year ended June 30, 2011 was $37,130 as compared to $21,196 for the year ended June 30, 2010. The overall increase was primarily due to our earnings of $32,024 in other income relating to the fees charged to the branches for attending a national conference during the year ended June 30, 2011 as compared to the comparable prior year period. Our realized gain on sale of securities was $5,057 during the year ended June 30, 2011 as compared to the realized loss of $3,084 for the comparable prior year period. Our interest expense decreased by $4,570 primarily due to the interest charged on our credit card during the year ended June 30, 2011 as compared to the comparable prior year period.

Other comprehensive gain or loss

Unrealized loss on marketable securities for the year ended June 30, 2011, was $2,666 as compared to an unrealized gain of $12,436 for the comparable prior year period. Unrealized gains and losses result due to the increase or decrease in fair value of the marketable securities held at June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $21,470 at June 30, 2011. As shown in the accompanying consolidated financial statements, we recorded a net loss of $2,077,425 for the year ended June 30, 2011, compared to a net loss of $4,364,929 for the comparable prior year period. Our current liabilities exceeded our current assets by $693,387 at June 30, 2011, and net cash used in operating activities for the year ended June 30, 2011 was $635,215.  Due to the acquisition of UCMC and attaining “full-eagle” status in March 2011, we have acquired three profitable mortgage companies since July 2011, raised $500,000 from exercising outstanding warrants, and $322,000 from sale of our stock as of October 6, 2011. We believe that we will have sufficient operating funds to conduct our business operations for the next operating cycle of 12 months. In addition to the four previously mentioned acquisitions, we expect to acquire six additional firms prior to June 30, 2012. Management believes that the net cash flows from all acquisitions will be sufficient for total operations.  However, should additional capital be needed, the company may need to sell additional shares of our common stock.

Operating Activities

Net cash used in operating activities for the year ended June 30, 2011 was $597,716 resulted due to a decrease in accounts receivables of $112,778, increase in prepaid expenses of $132,000, decrease in accounts payable of $184,842, increase in accrued liabilities of $14,130 and increase in accrued stock payable of $778,000. We experienced a net loss from operations of $2,077,425 for the year ended June 30, 2011, as compared to a net loss from operations of $4,364,929 for the comparable prior year period. The losses were primarily attributable due to non-cash share based stock awards valued at $662,602 paid to our employees, officers and directors for their past services, increase in payroll expense of $1,214,615, legal, professional and consulting expenses of $242,807 and other general and administrative expenses, offset by a slight increase in revenues of $30,544 due to the increase in number of branches in our network. Management believes that we can become profitable from the increased revenue that will be achieved by adding additional branches.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2011, was $43,423 primarily as a result of net cash realized from the sale and purchase of marketable securities of $32,812, purchase of property and equipment of $5,046 and $13,664 cash acquired as part of the acquisition of UCMC. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2011, was $500,000 consisting of cash received from sale of 1,000,000 shares of common stock. The Chief Executive Officer and the Executive Vice-President have supported our operations in the past with cash but are not obligated to do so.

As a result of the above activities, we experienced a net decrease in cash of $54,293 for the year ended June 30, 2011. Our ability to continue as a going concern is still dependent on our success in acquiring profitable business acquisitions, opening new branches, mature the business of existing branches, capitalizing on the leads from NWBO and closing them into mortgage loans.

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

Revenue Recognition

Our revenue is derived primarily from revenue earned from the origination of mortgage loans.  In addition, the company receives varied compensation from its warehouse providers based on production levels.

The Company has evaluated the possible effects on it financial statements of the following accounting pronouncements:

Accounting Standards Update 2011-08 – Testing Goodwill for Impairment
The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has not adopted this accounting standard as of June 30, 2011 and does not expect to have a significant impact on its financial statements when adopted.

Accounting Standards Update 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company has not adopted this accounting standard as of June 30, 2011 and does not expect to have a significant impact on its financial statements when adopted.

Accounting Standards Update 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations
The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has adopted this accounting standard as of June 30, 2011.

Accounting Standards Update 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35.

For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The Company has adopted this accounting standard as of June 30, 2011.

Accounting Standards Update 2010-13 – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades
The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company has adopted this accounting standard as of June 30, 2011 and it did not have any impact on the Company.

Update No. 2009-08 – Earnings per Share—Amendments to Section 260-10-S99 (SEC Update)
This update represents technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has adopted this accounting standard as of June 30, 2011 and it did not have any impact on the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

As of June 30, 2011, Ron Hanna, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, Mr. Hanna concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of June 30, 2011, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of October 12, 2011, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Ron Hanna	59	Director, CEO, Principal Executive, Financial and Accounting Officer	2005
Mr. Hanna has served as our CEO and President since February 23, 2011.  He also served as our Executive Vice-President from May 2005 through February 23, 2011.  He has been President & CEO of Summit Resource Services, Inc. since 1998.  This company is independently owned and operated by Mr. Hanna and operated a network office of PSM from 1998 to 2006.  From 1990 until 1998 he owned and operated a private medical practice.

Jeffrey R. Smith(1)	49	Director and Executive V.P.	2005
Mr. Smith has served as our Executive Vice-President since February 23, 2011.  He served as our President & CEO from May 2005 through February 23, 2011.  He has served as a director of PrimeSource Mortgage, Inc. since 1998, and served as President & CEO of this entity from 1998 through February, 2011.  He has served as President of United Community Mortgage Corporation since March, 2011.

Matt Lamoreux	52	Director	2009
Mr. Lamoreux has been President of Lamoreux Inc., a mortgage brokerage firm, since August 2006.  He was been employed as a loan officer for JHS Inc, a mortgage lending firm, from October 2002 until July 2006.

Douglas F. Smith(1)	54	Director	2005
Mr. Smith has been employed by ConocoPhillips in the audit department since April 15, 2009; as benefits and payroll accounting director from 2007 to April 2009; as fixed asset accounting director from 2002 to 2007; as investment accounting and disclosures director from 2001 to 2002; and as external reporting specialist from 2000 to 2001.  ConocoPhillips is a public company involved in the oil and gas industry.

James C. Miller	60	Director	2011
Mr. Miller is the Executive Vice President of American Southwest Mortgage Corp. (AMSW) where he also as well serves on the Board of Directors and as Secretary.  He has been in the mortgage industry since the early 1990s when he started as a mortgage loan officer at American Mortgage and Investment Company (AMICO) where, after two years, was promoted to an Account Executive for the wholesale division of AMICO.  Since January of 1998, Mr. Miller and his partner Richard Carrington have owned a management company CBB, Inc. (CBB) that currently has a contract to operate and manage Spirit Bank of Tulsa Oklahoma’s (Spirit Bank) Wholesale and Correspondent mortgage subsidiary, AMSW.  Activities include marketing and originating residential mortgage loans for sale to the secondary market by promoting FHA, VA, USDA rural development, ONAP Section 184, and conventional loan programs through third party originators (community banks, mortgage bankers, and mortgage brokers).  In addition AMSW offers price protection, underwriting, closing functions, insuring, and shipping services to its customer base.  Mr. Miller was also a past President of Oklahoma Mortgage Bankers Association from 2003 to 2004 and an Advisory Committee member of Oklahoma Housing Trust Fund during 1998.

Edward Kenmure III	52	Director	2011
Mr. Kenmure has been a part of the mortgage banking industry since 1984.  From 1984 to 1989 he was employed by Sun Mortgage where he went from processor to VP of Operations in four months.  From 1989 to 1995 he was employed by Mortgage Unlimited as the Director of Operations and Sales, where he took a two-person operation and grew the business to 65 people in three years.  From 1995 to 1998 he was employed by Community Home Mortgage as the Executive VP, NJ Division.  Mr. Kenmure founded CenturyBanc Mortgage Corporation in 2004, a mortgage brokerage firm with multiple branch offices in several states.  Mr. Kenmure founded United Community Mortgage Corporation (UCMC) in 2004, a subsidiary of our Company which operates three branch operations.  Mr. Kenmure is a graduate of New Jersey City University, B.S. (Marketing/Public Relations, 1984).

Greg Mahaney	41	Director	2011
Mr. Mahaney has been a director of the Company since July 2011.  From January 2001 to June 2011, Mr. Mahaney was a managing partner of Brookside Mortgage, LLC, an Oklahoma company specializing in mortgage origination, where he was responsible for operations management and origination.  On July 1, 2011, Brookside Mortgage was purchased by PrimeSource Mortgage, Inc.  Mr. Mahaney is a licensed mortgage originator in the State of Oklahoma.  Mr. Mahaney is a graduate of Oklahoma State University with a Bachelor’s degree in Human Resources.

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

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions.  The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates.  The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current Board of Directors and we have not adopted procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Our Board of Directors believes that its current members have sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company.  The Board of Directors has determined that we do not have an audit committee financial expert, due to lack of funds.

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended June 30, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus	Stock Award	All Other Compensation	Total
Ron Hanna, CEO	2011	$93,750	-	$550,000(1)	$7,614(2)	$651,364
	2010	-	$1,389,935(3)	$505,000(4)	$21,843(5)	$1,916,778

Jeffrey R. Smith, Former CEO	2011	$171,666	-	$24,677(6)	$21,144(7)	$217,487
	2010	$90,000	$1,389,935(3)	$505,000(4)	$18,411(8)	$2,003,346
(1)  This amount consists of $525,000 paid as sign-in bonus per the terms of the employment agreement and $25,000 in compensation in stock in lieu of cash.
(2)  This amount consists of compensation for health insurance premiums of $3,114 for Mr. Hanna and his family and car allowance of $4,500.
(3)  On February 25, 2010, we granted 2,000,000 immediately exercisable warrants each to Mr. Hanna and Mr. Smith as a bonus for his past management services, at the exercise price of $1.00 per share for a five-year term.  The fair value of the warrants was $1,389,935, calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%.
(4)  On February 25, 2010, we granted 500,000 fully vested shares of our common stock each to Mr. Hanna and Mr. Smith as a stock award under our 2002 Stock Option/Stock Issuance Plan.

(5)  During the year ended June 30, 2010, we paid commissions in the amount of $11,319 to Mr. Hanna as a branch owner and $10,524 in compensation.
(6)  This amount represents compensation in stock in lieu of cash.
(7)  This amount consists of compensation for health insurance premiums of $14,544 for Mr. Smith and his family and car lease payments of $6,600.
(8)  This amount consists of compensation for health insurance premiums of $12,411 for Mr. Smith and his family and car lease payments of $6,000.

On February 25, 2011, we entered into new full-time employment agreements with Messrs. Hanna and Smith.  Mr. Hanna’s employment agreement is with our parent company, PSM Holdings, Inc., and Mr. Smith’s employment agreement is with our operating subsidiary, PrimeSource Mortgage, Inc.  Mr. Hanna will serve as our President and Chief Executive Officer and Mr. Smith will serve as President and Chief Executive Officer of Prime Source Mortgage, Inc.  During the term of his employment agreement, Mr. Smith has also agreed to serve as Executive Vice-President of PSM Holdings, Inc. for no additional compensation.  The term of each agreement is for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice is given by either party.  The annual base salary for Mr. Hanna is $225,000 for the first year, $250,000 for the second year, and $275,000 for the third year. The annual base salary of Mr. Smith is $200,000.  Each employee is entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  As a bonus for accepting appointment as our Chief Executive Officer, Mr. Hanna received 750,000 shares of our common stock valued at $525,000.  Each employee will also receive health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminate either agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay the terminated party the balance of his annual base salary for the remaining term of the agreement.

Prior to February 25, 2011, we did not have employment agreements with any of our executive officers. We had agreed to pay an annual base salary of $90,000 to Mr. Jeffrey Smith.  Mr. Smith agreed to defer or forgive some or all of the salary if we did not have the available cash to pay the salary. For the years ended June 30, 2011 and 2010, Mr. Smith did not defer or forgive any of his salary. We also agreed to pay health insurance premiums for him and his family and to provide a car allowance of $500 per month.

Equity Awards

There were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Smith outstanding as of the end of the fiscal year ended June 30, 2011.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officer set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2011:

DIRECTOR COMPENSATION

Name	Stock Awards	All Other Compensation	Total
Edward Kenmure	0	$35,000	$35,000
Matt Lamoreux	$14,000(1)	0	$14,000
Greg Mahaney	0	0	0
James Miller	0	0	0
Douglas F. Smith	$14,000(2)	0	$14,000
(1)  Includes 20,000 shares issued to Matt Lamoreux under the 2002 Stock Option/Stock Issuance Plan.
(2)  Includes 20,000 shares issued to Douglas F. Smith under the 2002 Stock Option/Stock Issuance Plan.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The board has not adopted a compensation policy for directors but did adopt a policy not to grant any compensation to directors for services performed during the year ended June 30, 2011.

On March 15, 2011 we entered into an employment agreement with Edward Kenmure III in connection with our acquisition of United Community Mortgage Corp.  The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party.  The agreement provides for a base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI.

On July 1, 2011, in connection with our acquisition of Brookside Mortgage, LLC, we entered into an employment agreement with Greg Mahaney to manage the Oklahoma branch formerly operated by Brookside.  The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party.  The agreement provides for a base salary of $120,000 with increases based upon increases in originations at this branch.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of October 12, 2011 of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Jeffrey R. Smith 1112 N. Main St. Roswell, NM 88201	5,325,279(2)	20.39%
Ron Hanna 1112 N. Main St. Roswell, NM 88201	3,873,451(3)	14.83%
Edward Kenmure 1112 Main St. Roswell, NM 88201	2,392,858	9.92%
Greg Mahaney 1112 Main St. Roswell, NM 88201	550,834(4)	2.28%
James C. Miller 1112 Main St. Roswell, NM 88201	1,000,000(5)	4.06%
Matt Lamoreux 1510 E. 20th Suite A Farmington, NM 87401	105,272(6)	*
Douglas F. Smith 2720 Vicksburg St. Bartlesville, OK 74006	70,100 (7)	*
Executive Officers and Directors as a Group (7 Persons)	13,317,794	46.52%
Cindy Smith 1512 Latigo Circle Roswell, NM 88201	5,325,279 (8)	20.39%
James Pulsipher 700 Belford Avenue Grand Junction, CO 81501	1,567,210	6.47%
* Less than 1%.
(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of September 16, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At October 12, 2011, we had 22,078,123 shares outstanding.
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
(4) Includes 521,500 shares held by Mahaney Brothers of which Mr. Mahaney is a managing members and has 50% of ownership interest.
(5) Includes 500,000 shares held by a trust for the benefit of Mr. Miller and for which he is a trustee.  Also includes 500,000 shares issuable upon exercise of warrants held by the trust.

(6) Includes 1,500 shares held in a brokerage account and 55,439 shares owned by a company controlled by Mr. Lamoreux and for which he has sole voting and investment power.
(7) Includes 10,000 shares held in the names of his minor children and 15,000 shares held in his brokerage account.
(8) Includes 3,365,279 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2011, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-	-	1,265,006(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,265,006
(1)
Our 2002 Stock Option/Stock Issuance Plan authorizes the granting of up to 3,000,000 common shares, either as stock options or restricted stock grants.  As of June 30, 2011, we had granted and issued a total of 1,734,994 common shares and no options under the plan.  Of the total common shares issued under the plan, 54,300 common shares were cancelled, leaving a total of 1,265,006 available for future issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We lease our office space from Spectrum Development Co. LLC, an entity owned and controlled by Cindy Smith, a principal shareholder of our company and the wife of Jeffrey R. Smith, our Executive V.P., a director, and principal shareholder.  The office space consists of approximately 3,000 square feet located in Roswell, New Mexico.  The five-year lease commenced on March 1, 2008.  Lease payments for the years ended June 30, 2011 and 2010, were $39,460 and $37,940, respectively.

On January 24, 2008, we entered into a revolving line of credit with Jeffrey R. Smith, who at the time was our President and is presently our Executive Vice-President, for up to $100,000 which was increased to $120,000 on January 28, 2009.  The interest rate of the loan was tied to the prime lending rate set by Citibank in New York City, minus 0.76%.  The loan was evidenced by a promissory note, the interest on which was due monthly and the principal of which was due and payable on or before January 23, 2013. The loan balance at June 30, 2011 and 2010 amounted to $120,000. During the years ended June 30, 2011 and 2010, we made interest payments to Mr. Smith of $2,195 and $2,730, respectively.  This loan was paid in full on October 5, 2011.

Summit Resources Services, Inc., a company owned by Ron Hanna, a director, CEO, and principal shareholder of our company, owns the Ruidoso, New Mexico, branch office.  During the years ended June 30, 2011 and 2010, we paid commissions totaling $0 and $11,309, respectively under the branch agreement with this branch.

Deborah E. Erickson, a former director of our company who resigned on August 3, 2010, provided consulting services to us and our branches through ICAN Institute, Inc., an entity controlled by her.  For the Roswell branch she was the keynote speaker at a seminar promoting our services.  She also assisted branch owners with employee matters and provides general business advice for the branches.  Her services are provided to the branches at no cost to them.  During the years ended June 30, 2011 and 2010, we paid $0 and $24,099, in cash compensation to her for these consulting services.  In each instance the shares issued to Ms. Erickson were valued based on the market value of our common stock on the date the transaction was authorized by the Board of Directors using the closing price of the stock on that date as reported on the Internet by BigCharts.com.

In March 2008, we retained James E. Kunko as our CFO.  He was a full-time employee.  We did not have a written employment agreement with Mr. Kunko and he was an at-will employee.  We agreed to pay Mr. Kunko an annual salary of $64,000.  On February 15, 2010, Mr. Kunko resigned from his position as the Chief Financial officer of the Company.  For the years ended June 30, 2011 and 2010, we paid Mr. Kunko a total salary of $0 and $43,614, respectively.

Lamoreux, Inc., an entity owned by Matt Lamoreux, one of our directors, owns a branch office in Farmington, New Mexico. During the years ended June 30, 2011 and 2010, we paid commissions totaling $202,282 and $156,124, respectively, under the branch agreement with this branch.  The Company also issued Mr. Lamoreux 0 and 8,687 shares of common stock as share-based payments during the years ended June 30, 2011 and 2010.

On March 15, 2011 we entered into an employment agreement with Edward Kenmure III in connection with our acquisition of United Community Mortgage Corp. The terms of the employment agreement are described in response to Item 11 above.

On July 1, 2011, in connection with our acquisition of Brookside Mortgage, LLC, we entered into an employment agreement with Greg Mahaney. The terms of the employment agreement are described in response to Item 11 above.

In March 2011, James C. Miller, one of our directors, purchased 500,000 units at $0.50 per unit for total proceeds of $250,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant exercisable at $0.50 per warrant.  The warrants were exercised in September 2011 and the Company received $250,000 in gross proceeds.  Mr. Miller is a principal of CBB, Inc. which is the management company for American Southwest Mortgage.  Both entities provide warehouse lines of credit to PrimeSource Mortgage.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2011 and 2010. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2011 and 2010, were $68,274 and $66,862, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2011 and 2010.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2011 and 2010.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2011 and 2010.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement and Plan of Merger with UCMC dated March 9, 2011.	8-K	333-151807	2.1	3/11/11
2.2	Agreement and Plan of Merger with Brookside dated June 9, 2011.	8-K	333-151807	2.1	6/10/11
2.3	Agreement and Plan of Merger with Founders dated June 30, 2011.	8-K	333-151807	2.1	7/7/11
2.4	Agreement and Plan of Merger with Fidelity dated August 8, 2011.	8-K	333-151807	2.1	8/12/11
3.1	Articles of Incorporation	S-1	333-151807	3.1	6/20/08
3.2	Current Bylaws	S-1	333-151807	3.2	6/20/08
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3 & 10.1	2002 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-151807	4.4 & 10.1	6/20/08
10.2	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.3	Roswell Office Lease Agreement dated March 1, 2008	S-1	333-151807	10.3	6/20/08
10.4	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.5	Promissory Note dated January 28, 2009, to Jeffrey Smith for the $120,000 revolving line of credit	S-1/A	333-151807	10.5	5/14/09
10.6	Employment agreement with Deborah E. Erickson, as amended*	S-1/A	333-151807	10.6	7/28/09
10.7	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.9	Warrant certificate dated February 26, 2010, in the name of Jeffrey R. Smith for 2,000,000 warrants	10-Q	333-151807	99.1	5/17/10
10.10	Warrant certificate dated February 26, 2010, in the name of Ron Hanna for 2,000,000 warrants	10-Q	333-151807	99.2	5/17/10
10.11	Employment agreement with Ron Hanna dated February 25, 2011	8-K	333-151807	99.1	3/1/11
10.12	Employment agreement with Jeffrey R. Smith dated February 25, 2011	8-K	333-151807	99.2	3/1/11
10.13	Employment agreement with Edward Kenmure III dated March 15, 2011	8-K	333-151807	99.1	3/17/11
10.14	Employment agreement with Greg Mahaney dated July 1, 2011	8-K	333-151807	99.1	7/13/11
21.1	List of Subsidiaries					X
14.1	Code of Ethics	10-K	333-151807	14.1	9/28/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
23.1	Consent of Accounting & Consulting Group, LLP, independent registered public accounting firm	X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer	X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer	X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.

Date: October 12, 2011	By:	/s/ Ron Hanna
Ron Hanna, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ron Hanna
Ron Hanna	Director, CEO, President, Principal Executive, Financial, and Accounting Officer	October 12, 2011

/s/ Jeffrey R. Smith
Jeffrey R. Smith	Director, Executive Vice-President	October 12, 2011

/s/ Douglas F. Smith
Douglas F. Smith	Director	October 12, 2011

/s/ Matt Lamoreux
Matt Lamoreux	Director	October 12, 2011

/s/ James C. Miller
James C. Miller	Director	October 12, 2011

/s/ Edward Kenmure III
Edward Kenmure III	Director	October 12, 2011

/s/ Greg Mahaney
Greg Mahaney	Director	October 12, 2011

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended June 30, 2011.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PSM Holdings, Inc. and Subsidiary
Roswell, New Mexico

We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Nevada corporation) and Subsidiary (a Texas corporation) (the “Company”), as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two year period ended June 30, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiary as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/Accounting & Consulting Group, LLP
Certified Public Accountants

Carlsbad, New Mexico
October 12, 2011

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
Current Assets:
Cash & cash equivalents	$21,470	$75,763
Accounts receivable, net	40,768	153,563
Marketable securities	-	30,420
Prepaid expenses	192,000	60,000
Other assets	4,202	6,090
Total current assets	258,440	325,836

Property and equipment, net	25,321	16,944

Loan receivable	88,898	90,891
Employee advances	152,155	-
Notes receivable	360,000	-
Intangible assets, net of accumulated amortization, June 30, 2011 - $316,855 and June 30, 2010 - $248,147	1,595,576	576,852
Security deposit	8,375	-

Total Assets	$2,488,765	$1,010,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$134,797	$319,640
Accrued stock payable	778,000	-
Accrued liabilities	39,028	24,897
Total current liabilities	951,825	344,537

Long-term Liabilities:
Due to related party	120,000	120,000
Total long-term liabilities	120,000	120,000

Total Liabilities	1,071,825	464,537

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,614,159 and 14,124,905 shares issued and outstanding at June 30, 2011 and June 30, 2010	18,614	14,125
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and June 30, 2010	-	-
Treasury stock, at cost: shares held 21,600 at June 30, 2011 and June 30, 2010	(22,747)	(22,747)
Additional paid in capital	11,281,710	8,335,154
Accumulated other comprehensive income	-	2,666
Accumulated deficit	(9,860,637)	(7,783,212)
Total stockholders' equity	1,416,940	545,986

Total Liabilities and Stockholders' Equity	$2,488,765	$1,010,523

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended June 30,
	2011	2010

Revenues	$3,863,446	$3,832,902

Operating expenses
Brokerage commission	3,044,698	3,297,132
Selling, general & administrative	2,852,301	4,852,394
Depreciation and amortization	81,002	69,501
Total operating expenses	5,978,001	8,219,027

Loss from operations	(2,114,555)	(4,386,125)

Non-operating income (expense):
Interest expense	(6,896)	(11,466)
Interest and dividend	6,945	12,690
Realized gain (loss) on sale of securities	5,057	(3,084)
Other Income	32,024	23,056
Total non-operating income (expense)	37,130	21,196

Loss from continuing operations before income tax	(2,077,425)	(4,364,929)

Provision for income tax	-	-

Net loss	(2,077,425)	(4,364,929)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2,666)	12,436

Comprehensive income (loss)	$(2,080,091)	$(4,352,493)

Net income (loss) per common share and equivalents -
basic and diluted loss from operations	$(0.15)	$(0.33)

Weighted average shares of share capital outstanding
- basic & diluted	14,312,248	13,233,786

Weighted average number of shares used to compute basic and diluted loss per share for the twelve month periods ended June 30, 2011 and 2010 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 and 2010

			Additional
	Common Stock		Paid in	Treasury	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Capital	Stock	Gain (Loss)	Deficit	Equity
Balance, June 30, 2009	12,942,294	$12,942	$4,244,502	$(72,747)	$(9,770)	$(3,418,283)	$756,644

Stock issued to officers as bonus	1,000,000	1,000	1,009,000	-	-	-	1,010,000
Warrants issued to officers as bonus	-	-	2,779,869	-	-	-	2,779,869
Stock issued to branch owners	110,006	110	142,741	-	-	-	142,851
Stock issued to third parties for services	206,500	207	184,668	-	-	-	184,875
Stock issued to employees as compensation	24,000	24	24,216	-	-	-	24,240
Stock cancelled as a result of settlement	(157,895)	(158)	(49,842)	50,000	-	-	-
Unrealized gain on marketable securities	-	-	-	-	12,436	-	12,436
Net loss	-	-	-	-	-	(4,364,929)	(4,364,929)
Balance, June 30, 2010	14,124,905	14,125	8,335,154	(22,747)	2,666	(7,783,212)	545,986

Stock issuances to consultants for services	67,000	67	46,558	-	-	-	46,625
Stock issued to employees for services	81,000	81	59,844	-	-	-	59,925
Stock issues to officers as bonus	750,000	750	524,250	-	-	-	525,000
Stock issued to directors for compensation	110,967	111	77,566	-	-	-	77,677
Stock issued to branch owners for commission	31,115	31	25,236	-	-	-	25,267
Stock issued to vendors for services	56,314	56	41,495	-	-	-	41,551
Sale of stock for cash	1,000,000	1,000	499,000	-	-	-	500,000
Stock issued for acquisition	2,392,858	2,393	1,672,607	-	-	-	1,675,000
Unrealized loss on marketable securities	-	-	-	-	(2,666)	-	(2,666)
Net loss	-	-	-	-	-	(2,077,425)	(2,077,425)
Balance, June 30, 2011	18,614,159	$18,614	$11,281,710	$(22,747)	$-	$(9,860,637)	$1,416,940

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,077,425)	$(4,364,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	37,769	5,482
Depreciation and amortization	81,001	69,501
Share based payment awards	662,602	3,814,109
Stock issued to third parties for services	88,176	184,875
Stock issued to branchowners as commission	25,268	142,851
(Gain) loss on sale of marketable securities	(5,057)	3,084
(Increase) decrease in current assets:
Accounts receivable	112,778	(68,630)
Prepaid expenses	(132,000)	(60,000)
Other current assets	1,888	(2,775)
Increase (decrease) in current liabilities:
Accounts payable	(184,842)	222,437
Accrued liabilities	14,130	15,630
Accrued stock payable	778,000	-
Net cash used in operating activities	(597,716)	(38,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	32,812	42,624
Purchase of property and equipment	(5,046)	-
Cash received as part of acquisition	13,664	-
Cash received from loan receivable	1,993	-
Purchase of marketable securities	-	(21,654)
Net cash provided by investing activities	43,423	20,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts on loan from related party	-	20,000
Cash proceeds from sale of stock	500,000	-
Cash payments on loan from related party	-	(10,000)
Net cash provided by financing activities	500,000	10,000

NET DECREASE IN CASH & CASH EQUIVALENTS	(54,293)	(7,395)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	75,763	83,158

CASH & CASH EQUIVALENTS, ENDING BALANCE	$21,470	$75,763

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these audited consolidated financial statements.

PSM HOLDINGS, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2011

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

On March 16, 2011, the Company completed its acquisition of United Community Mortgage Corp. (UCMC), a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc. The Company purchased all the tangible assets, and all of the issued and outstanding shares of UCMC common stock and preferred stock, in exchange for 2,392,858 shares of the Company’s common stock valued at $1,675,000. The Company recorded intangible assets amounting to $1,087,432 as a result of this acquisition.

Business Activity
PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated on February 15, 1991 under the laws of the State of Texas. PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. PrimeSource Mortgage, Inc. (PSMI) is a retail mortgage origination firm and since 2008 has also conducted business as a mortgage lender.   As a mortgage banking firm, PSMI has the freedom to “broker” loans immediately to third parties or leverage warehouse lines to “bank” the loans and then sell them on the secondary market. Historically, PSMI funds or “banks” more than 90% of our loans with several wholesale relationships available for our offices to take advantage of in order to provide the consumer with the lowest monthly payment and lowest rate available to them in the marketplace.  In March, 2011, PSMI acquired United Community Mortgage Corporation (UCMC) and with its current licensing and HUD approvals, has established a national platform to grow throughout the United States.  As a result of completing its acquisition of UCMC, the Company primarily operates and is licensed in the following 18 states: Arkansas, California, Colorado, Georgia, Idaho, Iowa, Kentucky, Louisiana, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Texas, Washington and Wyoming.

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

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiaries PrimeSource Mortgage, Inc., and United Community Mortgage Corporation.  All material intercompany transactions have been eliminated in the consolidation.

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

Employee Advances, Notes and Loan Receivable
Employee advances, notes and loan receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

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

Prepaid Expenses
Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. Prepaid expenses consist of investor relations services provided by outside consultants and amounted to $192,000 and $60,000 at June 30, 2011 and 2010, respectively.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense was $18,044 and $12,838 for the years ended June 30, 2011 and 2010, respectively.

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

The Company records revenue for the fees charged to new branches when they sign up to join its network. The Company generated less than 1% of total revenue from fees charged to new branch offices for joining the network during the years ended June 30, 2011 and 2010, respectively.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.

Compensated Absences
No amount has been recorded in the financial statements for compensated absences because the account cannot be reasonably estimated.  The Company records payments for compensated absences as expense as they are paid.

Reclassification
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Recent Accounting Pronouncements
The Company has evaluated the possible effects on its financial statements of the following accounting pronouncements:

Accounting Standards Update 2011-08 – Testing Goodwill for Impairment
The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has not adopted this accounting standard as of June 30, 2011 and does not expect to have a significant impact on its financial statements when adopted.

Accounting Standards Update 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011. The Company has not adopted this accounting standard as of June 30, 2011 and does not expect to have a significant impact on its financial statements when adopted.

Accounting Standards Update 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations
The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has adopted this accounting standard as of June 30, 2011.

Accounting Standards Update 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35.

For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The Company has adopted this accounting standard as of June 30, 2011.

Accounting Standards Update 2010-13 – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades
The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company has adopted this accounting standard as of June 30, 2011 and it did not have any impact on the Company.

Update No. 2009-08 – Earnings per Share—Amendments to Section 260-10-S99 (SEC Update)
This update represents technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has adopted this accounting standard as of June 30, 2011 and it did not have any impact on the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 30% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for each of the years ended June 30, 2011 and 2010.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2011	June 30, 2010
Fixtures and equipment	$241,894	$114,563
Less: Accumulated depreciation	(216,573)	(97,619)
Property and equipment, net	$25,321	$16,944

Depreciation expense for the years ended June 30, 2011 and 2010 was $12,294 and $10,572, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at June 30, 2011 and 2010 consist of:

	June 30, 2011	June 30, 2010
Cash paid for interest	$6,364	$11,466

Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisition of UCMC:
Accounts receivable	$(250)	$-
Property and equipment	(15,625)	-
Notes receivable	(360,000)	-
Employee advances	(189,654)	-
Intangible assets	(1,087,432)	-
Security deposits	(8,375)	-
Common stock	2,393	-
Additional paid in capital	1,672,607	-

NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES

Cost and fair value of marketable securities at June 30, 2011 and 2010, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Available for sale
Equity Securities	$-	$-	$-	$-

June 30, 2010
Available for sale
Equity Securities	$27,754	$3,123	$(457)	$30,420

Available for sale securities are carried in the financial statements at fair value. Net unrealized holding gains on available for sale securities in the amount of $0 and $2,666 for the years ended June 30, 2011 and 2010, respectively, have been included in accumulated other comprehensive income. Estimated income tax related to unrealized holding gains for the periods ending June 30, 2011 and 2010 was $0.

Gross realized gains from the sale of securities available for sale included in earnings was $5,057 for the year ended June 30, 2011, and gross realized losses from the sale of securities available for sale included in earnings was $3,084 for the year ended June 30, 2010, respectively. The cost of securities sold is determined by specific identification.

The cost of securities sold is determined by specific identification.

Temporary impairments
The following tables shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and 2010, respectively.

June 30, 2011
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

Marketable Equity Securities
The Company did not have any investments in marketable equity securities as of June 30, 2011. The Company’s investments in marketable equity securities during the year ended June 30, 2010 consisted of investments primarily in common stock of companies engaged in a variety of industries. The industries and the Company’s investees are susceptible to changes in the U.S. economy and the economies of their customers. The severity of the impairments in relation to the carrying amounts of the individual investments is consistent with market developments within the various industries. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other than temporarily impaired at June 30, 2010.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary UCMC executed an unsecured Promissory Note with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Company recorded an interest income amounting to $1,618 for the year ended June 30, 2011 in the accompanying financial statements. Note receivable recorded as of June 30, 2011 was $360,000.

On December 31, 2010, the Company’s subsidiary UCMC executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $15,462 for the year ended June 30, 2011. Employee advances recorded as of June 30, 2011 were $170,555.

NOTE 7 – ACQUISITION OF SUBSIDIARY

On March 15, 2011, the Company completed its acquisition of United Community Mortgage Corp. (UCMC), a New Jersey corporation. The Company purchased all of the tangible assets and all issued and outstanding shares of UCMC common stock and preferred stock in exchange for 2,392,858 shares of the Company’s common stock valued at $1,675,000. The common shares were valued at the actual date of issuance of such shares.

Estimated fair value of assets acquired on March 16, 2011:
Tangible assets acquired		$587,568
Intangible assets acquired:
FHA "Full Eagle" Status	$938,790
State Licenses	31,293
Customer list	117,349
		1,087,432
Total assets acquired		1,675,000
Liabilities assumed		-
Net assets acquired		$1,675,000

Consideration paid		$1,675,000

The Company recorded the assets acquired at their fair value in the accompanying financial statements as of June 30, 2011. The value of the shares issued by the Company in connection with the acquisition of UCMC exceeded the fair value of the net assets acquired. The purchase price allocation for UCMC is based on management’s estimates and overall industry experience relating to acquiring a licensed mortgage broker with “Full Eagle” status in the states of New York and New Jersey. Immediately after the execution of the definitive agreement, the Company obtained effective control over UCMC. Accordingly, the operating results of UCMC have been consolidated with those of the Company starting March 16, 2011.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2011	June 30, 2010
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$-
State Licenses	31,293	-
	$970,083	$-
Less: Impairments	-	-
Balance - June 30, 2011	$970,083	$-

Intangible assets subject to amortization:
Customer list	$117,349	$-
NWBO License	824,999	824,999
	$942,348	$824,999
Less: accumulated amortization	(316,855)	(248,147)
Balance - June 30, 2011	$625,493	$576,852

Total Intangible Assets, net	$1,595,576	$576,852

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisition do not need to be impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company was able to acquire two profitable operations on July 1, 2011 because of its Full Eagle status.  Therefore, no impairment expense was recorded in the accompanying financial statements as of June 30, 2011 and 2010.

The amount allocated for the purchase of Customer list as a result of its acquisition of UCMC amounted to $117,349. The Company amortizes the Customer list over a 36 months period. Amortization expense recorded during the year ended June 30, 2011 was $9,779. Amortization expense to be recognized for each of the years ending June 30, 2012 and 2013 is $39,116, and for the year ending June 30, 2014 is $29,338.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded during the years ended June 30, 2011 and 2010 was $58,929. Amortization expense to be recognized for each of the years ending June 30, 2012 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,497.

NOTE 9 – ACCRUED STOCK PAYABLE

The Company issued 500,000 shares of common stock to consultants and 600,000 shares of common stock to its employees as compensation for their services for the year ended June 30, 2011. The shares were valued at their fair value on the date of issuances.  Accrued stock payable consists of the following:

	June 30, 2011	June 30, 2010
Stock payable to consultants	$358,000	$-
Stock payable to employees	420,000	-
Total	$778,000	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company agreed to issue 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. The Company recorded $93,750 in compensation expense, $4,500 in car allowance and $3,114 in health insurance benefit for the year ended June 30, 2011. In addition, Company issued 35,714 shares of its common stock valued at $25,000 as compensation in lieu of cash under the Agreement. During the year ended June 30, 2010, the Company issued 500,000 shares valued at $505,000 to this officer as compensation for prior services. In addition, the Company granted 2,000,000 warrants to this officer for his past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $1,389,935 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for the year ended June 30, 2010 was $1,389,935. The Company also conducted business with the Ruidoso, New Mexico Branch office which is owned by this officer. For the years ended June 30, 2011 and 2010, commissions paid under the branch agreement were $0 and $11,309, respectively. At June 30, 2011 and 2010, the Company owed $0 to the Ruidoso Branch in commissions.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. The Company recorded $171,666 in compensation expense, $6,600 in car allowance and $14,544 in health insurance benefit for the year ended June 30, 2011. In addition, Company issued 35,253 shares of its common stock valued at $24,677 as compensation in lieu of cash under the EA. During the year ended June 30, 2010, the Company recorded an expense of $6,000 in car allowance provided to this officer. In addition, the Company issued 500,000 shares valued at $505,000 to this officer as compensation for prior years’ services. The Company also granted 2,000,000 warrants to this officer for his past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $1,389,935 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for the year ended June 30, 2010 was $1,389,935.

On March 15, 2011 we entered into an employment agreement with Edward Kenmure III in connection with our acquisition of United Community Mortgage Corp. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for a base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded $35,000 in compensation expense for the year ended June 30, 2011.

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President President and his immediate family. The terms under the lease agreement is of month-to-month operating lease. Total rents paid for the office lease during the years ended June 30, 2011 and 2010 were $39,460 and $37,940, respectively.

During the year ended June 30, 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at June 30, 2011and 2010 was $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $2,195 and $2,730 for the years ended June 30, 2011 and 2010, respectively.

Loan receivable from a related party as of June 30, 2011 and 2010 consists of:

	Original loan	Balance due June 30, 2011	Balance due June 30, 2010
Secured loans to NWBO Corporation (NWBO) bearing annual interest at 9.25% with no defined payment terms, due September 30, 2012	$167,000	$88,898	$90,891

Accrued interest due from NWBO		2,584	6,090
	$167,000	$91,482	$96,981
Less allowance for uncollectible amounts	-	-	-
	$167,000	$91,482	$96,981

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. The Company recorded interest income of $8,571 and $8,524 from the loan receivable from NWBO for the years ended June 30, 2011 and 2010, respectively.

The Company conducted business with the Farmington, New Mexico Branch office which is owned by a director of the Company. For the years ended June 30, 2011 and 2010, commissions paid under the branch agreement were $202,282 and $156,124, respectively. At June 30, 2011 and 2010, the Company owed $0 to the Farmington Branch in commissions. The Company issued to the branch owner 0 and 8,687 shares of common stock as share-based payments during the years ended June 30, 2011 and 2010. The Company also issued 20,000 shares of its common stock valued at $14,000 as compensation to the director as fees for attending board meetings. The shares were valued at their fair value on the date of issuance.

The Company issued 20,000 shares of common stock to its outside director valued at $14,000 as compensation for attending board meetings. The shares were valued at their fair value on the date of issuance.

The Company purchased certain services from two of its directors. Cash payments made for consulting services during the year ended June 30, 2011 and 2010 included in selling, general, and administrative expenses were $0 and $34,623, respectively.

In March 2011, one of the Company directors purchased 500,000 Units from the Company at a purchase price of $0.50 per Unit for total proceeds of $250,000.  Each Unit consisted of one share of the common stock of the Company and one 180-day common stock purchase warrant exercisable at $0.50 per warrant. The director is a principal of a management company that provides a revolving warehouse line of credit to the Company. Amounts outstanding on the credit line as of June 30, 2011 amounted to $1,103,672 which was offset by an equal amount of funding receivable as of June 30, 2011 (See Note 15).

NOTE 11 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2011 and 2010:

	2011	2010

Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense net of federal tax	(5.3%)	(5.3%)
Valuation allowance	39.3%	39.3%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2011 are as follows:

Deferred tax assets:
Net operating loss carry forward	$3,875,230
Total gross deferred tax assets	3,875,230
Less valuation allowance	(3,875,230)
Net deferred tax assets	$--

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

At June 30, 2011, the Company had accumulated deficit carry forwards of approximately $9,860,637 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2031. The net change in the valuation allowance during the years ended June 30, 2011 and 2010 was an increase of $816,428 and $1,715,417, respectively.

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

NOTE 12 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at June 30, 2011 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the year ended June 30, 2011.

2002 Stock Option/Stock Issuance Plan
The Company has authorized 3,000,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which is subject to adjustment in the event of stock split, stock dividends, and other situations.

Number of Shares
Shares authorized	3,000,000

Shares issued and outstanding, June 30, 2010	1,419,713
Issued	315,281
Exercised	-
Forfeited	-
Expired	-
Shares issued and outstanding, June 30, 2011	1,734,994

Shares available for issuance, June 30, 2011	1,265,006

During the year ended June 30, 2011, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 315,281 shares of common stock valued at $225,778 to employees, branch owners, vendors and consultants for services. The shares were issued at their fair value on the date of issuance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

During the year ended June 30, 2011, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

Common Stock Issuances
On September 2, 2010 and November 29, 2010, the Company issued 18,930 and 12,185 shares of common stock to the branch owners for brokerage commissions valued at $25,267, earned during the year ended June 30, 2011. The shares were issued at their fair value when such commissions were earned by the branches.

On March 8, 2011, the Company issued 750,000 shares of its common stock to Mr. Ron Hanna, Chief Executive Officer, valued at $525,000 as a sign-in bonus for entering into the new employment agreement with the Company. The common shares were valued at the closing share price on the date of issuance.

On March 24, 2011, in connection with the acquisition of UCMC, the Company issued to the principal stockholder of UCMC 2,392,858 shares of its common valued at $1,675,000. The common shares were valued at the closing share price on the date of issuance.

On March 28, 2011, the Company sold 1,000,000 units to two accredited investors at $0.50 per unit for total cash proceeds of $500,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant. These units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated there under, as a transaction by an issuer not involving any public offering. No underwriting discounts or commissions were paid in connection with the sale of the units. The Company recorded $500,000 in cash proceeds received from the sale of its common stock in the accompanying financial statements at June 30, 2011.

Total common shares issued and outstanding under all stock plans at June 30, 2011 were 18,614,159.

Warrant issuances
On March 28, 2011, the Company granted 500,000 warrants to a director and 500,000 warrants to an accredited investor/shareholder in conjunction with purchasing 1,000,000 units at $0.50 per unit, each unit comprising of one common share and one warrant. The warrants are exercisable at any time through September 26, 2011. The fair value of warrants was $264,877 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of $0.61%, volatility of 74%, six months term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raising, no expense was recorded in the accompanying financial statements as of June 30, 2011.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term. The fair value of the warrants was $2,779,870 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of 3.625%, volatility of 85%, five (5) years term, and dividend yield of 0%. The warrant expense for such grant recorded in the accompanying financial statements for the year ended June 30, 2010 was $2,779,870.

The Company has 5,000,000 warrants outstanding ranging in exercise price of $0.50 to $1.00 as of June 30, 2011.

NOTE 13 – COMMITMENTS

Nationwide By Owners License
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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at June 30, 2011 and 2010.

Lease commitments
The Company leases office space for its corporate headquarters in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family. The lease terms under this operating lease agreement are on a month-to-month basis and there are no future non-cancelable lease commitments due by the Company. The Company leases office space for its subsidiary UCMC in New Jersey. The monthly rent for UCMC premises is $4,700 and the lease expires on February 28, 2012. Total rents paid under both the leases during the years ended June 30, 2011 and 2010 were $58,428 and $37,940, respectively. Future rental commitments expiring as of June 30, 2012 were $37,600. The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement during the years ended June 30, 2011 and 2010 were $11,924 and $585, respectively.

NOTE 14 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2011 and 2010 was 14,312,248 and 13,233,786, respectively. Loss per common share from continuing operations for the years ended June 30, 2011 and 2010 was $0.15 and $0.33, respectively.

NOTE 15 – LINES OF CREDIT

The Company has three warehouse lines of credit available for its funding of mortgage loans for a short term period. (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5%, (ii) On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½%, and (iii) On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the lines of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of June 30, 2011 and 2010, the Company had $1,749,053 and $0 outstanding against the three lines of credit, and commitments from funding sources to purchase the amounts outstanding against the lines of credit, thus offsetting the amounts due on the lines of credit  against the loans receivable of the same amounts from the funding sources. The Company has not recorded the  liability against the lines of credit and related funding sources receivable of the same amount in the accompanying financial statements as of June 30, 2011 and 2010.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

The fair value of marketable securities was determined using Level 1 inputs.  The fair value of the remaining assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and June 30, 2010 are as follows:

	June 30, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,470	$21,470	$75,763	$75,763
Accounts receivable	40,768	40,768	153,563	153,563
Marketable securities	-	-	30,420	30,420
Prepaid expenses	192,000	192,000	60,000	60,000
Loan receivable	88,898	88,898	90,891	90,891
Employee advances	152,155	152,155
Note receivable	360,000	360,000	-	-

Financial liabilities:
Accounts payable	$134,797	$134,797	$319,640	$319,640
Accrued stock payable	778,000	778,000	-	-
Accrued liabilities	39,028	39,028	24,897	24,897
Due to a related party	120,000	120,000	120,000	120,000

NOTE 17 – INDUSTRY RISKS

The Company continues to build on its plan to add additional branches through acquisitions to increase bottom line revenues while continuing its relationship with NWBO. However, the Company continues to post losses through the end of its fiscal years ended June 30, 2011 and 2010. The development of the national processing center remains temporarily on hold while NWBO and a business partner attempt to reach an agreement with each other.  NWBO is instrumental in soliciting new branches for the Company and that is where management is focusing their attention. The Company signed 5 additional branches during the year ended June 30, 2011, however, should those branches not produce, or the Company is unsuccessful in acquiring additional branches enough to achieve profitability, they may be forced to reduce to the level of services necessary to operate the remaining branches in the network.

The mortgage industry has gone through a significant consolidation over the past three years. The foreclosures in 2010 and 2011 have caused a credit tightening, making qualifying for loans more difficult for borrowers. PrimeSource Mortgage, Inc. has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate.

The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat in 2010 and 2011. The lower rates in 2010 and 2011 have brought the market back to some degree. Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through October 12, 2011, the date these financial statements were issued.

On June 9, 2011, the Company and UCMC entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”), which is owned by a current Board member.  The merger transaction closed effective July 1, 2011. At the closing, Brookside merged into UCMC. On July 6, 2011, the Company issued 800,000 shares of its common stock valued at $560,000 as consideration for acquisition of Brookside.

On June 30, 2011, the Company and UCMC entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). The merger transaction closed effective July 1, 2011. At the closing, Founders merged into UCMC. On July 6, 2011, the Company issued 250,000 shares of its common stock valued at $225,000 as consideration for acquisition of Founders.

On August 8, 2011, the Company and UCMC entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). The merger transaction closed effective August 1, 2011. At the closing, Fidelity merged into UCMC. On August 18, 2011, the Company issued 1,785,714 shares of its common stock valued at $1,250,000 as consideration for acquisition of Fidelity.

From July 13, 2011 through October 12, 2011, the Company sold 429,334 shares of common stock to accredited investors for cash proceeds of $322,000 pursuant to a nonpublic offering pursuant to Regulation D under the Securities Act of 1933 (the “Securities Act”), as amended, of up to 13 Units on a best efforts basis. Each Unit sold was for $75,000 and consisted of 100,000 shares of common stock and 100,000 redeemable Warrants to purchase one share of common stock at an exercise price of $0.75 per share. Each Warrant is exercisable at $1.50 per share through July 31, 2012.

From July 1, 2011 to October 12, 2011, the Company received cash proceeds of $500,000 from a director and an accredited shareholder upon exercising their rights to convert 500,000 warrants each, to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share.

From July 1, 2011 to October 12, 2011, the Company issued 100,000 shares of its common stock valued at $70,000 to a consultant for providing consulting and business advisory services for the year ended June 30, 2011. In addition, the Company issued 1,136,000 shares of its common stock valued at $814,695 as bonus to its employees in appreciation of their past services. The common stock was valued at its fair value on the grant date.

On August 22, 2011, the Company signed a letter of intent with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”), and the sole shareholder of IMP.  At closing, IMP would merge with and into UCMC.  The Company intends to issue shares of our common stock to the sole shareholder of IMP at the closing of the proposed transaction.  The Company is negotiating the definitive acquisition agreement with IMP.

On October 5, 2011, the Company paid in full $120,000 of balance of the loan due to the related party.

On October 6, 2011, the Company executed a letter of intent with LoanLeaders of America, Inc., a California corporation (“LoanLeaders”), and its sole shareholders. At closing, the Company will acquire all of the outstanding stock of LoanLeaders and LoanLeaders will become a wholly-owned subsidiary of the Company. The Company is negotiating the definitive acquisition agreement with LoanLeaders.

Each unregistered sale of securities by the Company was not and will not be registered under the Securities Act and these securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.