Form 10-Q
period 2011-09-30
PSM HOLDINGS INC
filed 2011-11-18
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No [X]

As of November 16, 2011, there were 25,900,921 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended September 30, 2011

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash & cash equivalents	$469,585	$21,470
Accounts receivable, net	389,311	40,768
Prepaid expenses	90,734	192,000
Other assets	6,635	4,202
Total current assets	956,265	258,440

Property and equipment, net	170,288	25,321

Loan receivable	88,898	88,898
Employee advances	151,558	152,155
Notes receivable	360,000	360,000
Intangible assets, net of accumulated amortization, September 30, 2011 - $400,122 and June 30, 2011 - $316,855	3,357,529	1,595,576
Security deposit	16,193	8,375

Total Assets	$5,100,731	$2,488,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$172,281	$134,797
Accrued stock payable	385,748	778,000
Accrued liabilities	241,216	39,028
Total current liabilities	799,245	951,825

Long-term Liabilities:
Due to related party	120,000	120,000
Total long-term liabilities	120,000	120,000

Total Liabilities	919,245	1,071,825

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,115,207 and 18,614,159 shares issued and outstanding at September 30, 2011 and June 30, 2011	24,115	18,614
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and June 30, 2011	-	-
Treasury stock, at cost: shares held 21,600 at September 30, 2011 and June 30, 2011	(22,747)	(22,747)
Additional paid in capital	15,172,253	11,281,710
Accumulated other comprehensive income	-	-
Accumulated deficit	(10,992,135)	(9,860,637)
Total stockholders' equity	4,181,486	1,416,940

Total Liabilities and Stockholders' Equity	$5,100,731	$2,488,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,
	2011	2010

Revenues	$2,182,235	$1,170,905

Operating expenses
Brokerage commission	760,101	946,045
Selling, general & administrative	2,461,600	264,264
Depreciation and amortization	94,270	17,375
Total operating expenses	3,315,971	1,227,684

Loss from operations	(1,133,736)	(56,779)

Non-operating income (expense):
Interest expense	(1,711)	(1,766)
Interest and dividend	2,829	3,923
Realized gain on sale of securities	-	5,057
Other Income	1,120	1,432
Total non-operating income (expense)	2,238	8,646

Loss from continuing operations before income tax	(1,131,498)	(48,133)

Provision for income tax	-	-

Net loss	(1,131,498)	(48,133)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	(2,666)

Comprehensive (loss)	$(1,131,498)	$(50,799)

Net income (loss) per common share and equivalents -
Net loss per common share and equivalents - basic and diluted loss from operations	$(0.05)	$(0.00)

Weighted average shares of share capital outstanding
- basic & diluted	20,613,598	14,152,161

Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended September 30, 2011 and 2010 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,131,498)	$(48,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	80,178	3,907
Depreciation and amortization	94,270	17,375
Share based payment awards	389,045	-
Stock issued to third parties for services	-	13,950
Stock issued to branchowners as commission	-	16,800
Loss on sale of marketable securities	-	(5,057)
(Increase) decrease in current assets:
Accounts receivable	(356,930)	72,724
Prepaid expenses	101,267	60,000
Other current assets	19,886	(2,148)
Increase (decrease) in current liabilities:
Accounts payable	21,555	(146,155)
Accrued liabilities	192,139	18,391
Net cash provided by (used in) operating activities	(590,088)	1,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	-	32,812
Purchase of property and equipment	(2,142)	-
Cash advanced to employees	(4,121)	-
Cash received from employee advances	4,718	-
Cash received as part of acquisition	120,000	-
Net cash provided by investing activities	118,455	32,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	419,748	-
Cash proceeds from exercise of warrants	500,000
Cash payments on loan from related party	-	(20,000)
Net cash provided by (used in) financing activities	919,748	(20,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	448,115	14,465

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21,470	75,763

CASH & CASH EQUIVALENTS, ENDING BALANCE	$469,585	$90,228

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
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

Business Activity
PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated February 15, 1991 under the laws of the State of Texas.  PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005.  PrimeSource Mortgage, Inc. acts as a mortgage lenders in real estate mortgage loan transactions, and solicits and receives applications for secured or unsecured loans.   On March 15, 2011, PrimeSource Mortgage Inc. completed the acquisition of United Community Mortgage Corp. (“UCMC”), a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc.

On June 9, 2011, UCMC entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”), which is owned by a current Board member.  The merger transaction closed effective July 1, 2011, and at the closing, Brookside merged into UCMC. On July 6, 2011, the Company issued 800,000 shares of its common stock valued at $720,000 as consideration for acquisition of Brookside.

On June 30, 2011, UCMC entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). The merger transaction closed effective July 1, 2011 and at the closing, Founders merged into UCMC. On July 6, 2011, the Company issued 250,000 shares of its common stock valued at $225,000 as consideration for acquisition of Founders.

On August 8, 2011, UCMC entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). The merger transaction closed effective August 1, 2011 and at the closing, Fidelity merged into UCMC. On August 18, 2011, the Company issued 1,785,714 shares of its common stock valued at $1,250,000 as consideration for acquisition of Fidelity.

The Company primarily operates and is licensed in the following 17 states:  Arkansas, California, Colorado, Georgia, Idaho, Iowa, Kentucky, Louisiana, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Texas, Washington and Wyoming.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2011 which were filed with the Securities and Exchange Commission on October 13, 2011 in the Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

Employee Advances, Loans and Notes Receivable
Employee advances, loans and notes receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows. Expenditures for maintenance and repairs are charged to expense as incurred.

Furniture, fixtures and office equipment	5-7 years

Computer equipment	5 years

Identifiable Intangible Assets and Goodwill
The Company records the purchase of identifiable intangible assets acquired in a business combination in accordance with ASC 350-10-05 “Goodwill and Other Intangible Assets” and records identifiable intangible assets acquired in a business combination or pushed-down pursuant to acquisition in accordance with ASC 805 Business Combinations. Customers list acquired are amortized one a straight-line basis over the estimated life of 3 to 5 years.  Business licenses and permits recorded as a result of acquisitions are considered as assets with an indefinite-live and are not amortized unless a finite life is determined later. Identifiable intangible assets are subject to impairment tests on an annual basis or more frequently, if facts and circumstances warrant such a review. In the event facts and circumstances indicate the carrying value of identified intangible assets is impaired, the carrying value of the identifiable intangible assets will be reduced to their implied fair value through a charge to operating expenses. During the three months ended September 30, 2011, the Company did not record any impairment charges related to identifiable intangible assets.

Goodwill represents the excess of the Company’s purchase price of the fair value of identifiable assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is subject to impairment tests on an annual basis or more frequently, if facts and circumstances warrant such a review. Goodwill is evaluated based on various analyses, including a comparison of the carrying value to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the event facts and circumstances indicate the carrying value of goodwill is impaired, the goodwill carrying value will be reduced to its implied fair value through a charge to operating expenses. During the three months ended September 30, 2011, the Company did not record any impairment charges related to goodwill.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Taxes Collected and Remitted to Governmental Authorities
When applicable, the Company collects gross receipts taxes from its customers and remits them to the required governmental authorities.  Related revenues are reported net of applicable taxes collected and remitted to governmental authorities.

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2011 and 2010 were $51,584 and $2,895, respectively.

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

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. Revenue is recognized as earned at such time when the loan is sold off of the warehouse line.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of September 30, 2011 and June 30, 2011, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2011 (Unaudited)	June 30, 2011
Fixtures and equipment	$1,122,640	$241,894
Accumulated depreciation	(952,352)	(216,573)
Property and equipment, net	$170,288	$25,321

Depreciation expense for the three months ended September 30, 2011and 2010 was $11,003 and $2,643, respectively

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental disclosures for cash flows at September 30, 2011 and 2010 consist of:

	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,751	$1,450
Cash paid for income taxes	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities were as follows:

Acquisition of Brookside, Founders & Fidelity:
Accounts receivable, net	$(49,617)	$-
Other assets	(22,319)	-
Property and equipment, net	(153,828)	-
Employee advances	(22,174)	-
Intangible assets	(1,845,220)	-
Security deposit	(7,818)	-
Accounts payable	15,930	-
Accrued liabilities	10,046	-
Common stock	2,836	-
Additional paid in capital	2,192,164	-

Stock issued to employees as bonus	$420,000	$-
Stock issued to a consultant for services	$70,000	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company agreed to issue 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. The Company recorded $56,250 in compensation expense, $2,250 in car allowance and $2,400 in health insurance benefit for the three months ended September 30, 2011, and $7,500 of the compensation remains payable at September 30, 2011. The Company did not incur any compensation expense for the three months ended September 30, 2010.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. The Company recorded $50,000 in compensation expense, $2,100 in car allowance and $2,739 in health insurance benefit for the three months ended September 30, 2011, and $6,667 of compensation remains payable at September 30, 2011. During the three months ended September 30, 2010, the Company recorded a compensation expense of $18,750, $1,500 in car allowance and $3,867 in health benefits.

On March 15, 2011 we entered into an employment agreement with Edward Kenmure III in connection with our acquisition of United Community Mortgage Corp. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for a base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 for the three months ended September 30, 2011.

The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family. The terms under the lease agreement require a 4% increase in rent each year, and there are no future non-cancelable lease commitments due by the Company. Total rents paid for the three months ended September 30, 2011 and 2010 were $10,125 and $9,735, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with the Executive Vice-President to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to the Executive Vice-President at September 30, 2011 was $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $656 and $704 for the three months ended September 30, 2011 and 2010, respectively.

Loan receivable from a related party as of September 30, 2011 and June 30, 2011 consists of:

	Original loan	Balance due September 30, 2011 (Unaudited)	Balance due June 30, 2011
Secured loans to NWBO Corporation (NWBO) bearing annual interest at 9.25% with no defined payment terms	$167,000	$88,898	$88,898

Accrued interest due from NWBO		4,316	2,584
	$167,000	$93,214	$91,482
Less allowance for uncollectible amounts	-	-	-
	$167,000	$93,214	$91,482

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. The Company recorded interest income of $2,126 and $2,149 from the loan receivable from NWBO for the three months ended September 30, 2011 and 2010, respectively.

The Company conducted business with the Farmington, New Mexico Branch office which is owned by a director of the Company.  Commissions paid under the branch agreement for the three months ended September 30, 2011 and 2010 were $37,951 and $56,701, respectively. At September 30, 2011 and June 30, 2011, the Company owed $0 to the Farmington Branch in commissions.

One of the Company’s directors is a principal of a management company that provides a revolving warehouse line of credit to the Company. Amounts outstanding on the credit line as of September 30, 2011 and June 30, 2011 amounted to $8,152,484 and $1,103,672 which were offset by an equal amount of funding receivable as of September 30, 2011 and June 30, 2011, respectively.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary UCMC executed a Promissory Note with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance at a variable interest rate per anum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Company recorded an interest income of $703 for the three months ended September 30, 2011. Interest receivable on this note amounted to $2,320 and $1,617 as of September 30, 2011 and June 30, 2011. The Promissory Note balance recorded as of September 30, 2011 and June 30, 2011 was $360,000.

On December 31, 2010, PrimeSource Mortgage, Inc. a subsidiary UCMC executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 as of September 30, 2011 and June 30, 2011. During the three months ended September 30, 2011, the Company received $4,718 in payments against advances and disbursed additional advances of $4,121 to employees.  Employee advances recorded as of September 30, 2011 and June 30, 2011 was $151,558 and $152,155, respectively.

NOTE 7 – ACQUISITIONS OF ENTITES

Brookside Mortgage, LLC

On June 9, 2011, the Company entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company. At the closing, Brookside Mortgage merged into United Community Mortgage Corporation, a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholders of Brookside Mortgage received a total of 800,000 shares of our common stock valued at $720,000 in exchange for all the outstanding stock of Brookside Mortgage. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholders of Brookside have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$30,000
Accounts receivable	8,689
Deposits	21,011
Employee advances	10,130
Other assets - Escrow	225
Furniture & equipment, net	77,350
Security deposits	3,443
150,848
Liabilities assumed	(25,975)
Net assets acquired	176,823
Identifiable intangible assets - Customer list	543,177
Total consideration paid	$720,000

Founders Mortgage, LLC

On June 30, 2011, the Company entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company. At closing, Founders merged into United Community Mortgage Corporation, a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholder of Founders received 250,000 shares of our common stock valued at $225,000 in exchange for all of the outstanding stock of Founders. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholder of Founders have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$90,000
Employee advances	12,044
Office Equipment	37,387
Security deposits	4,375
Other assets	1,083
144,889
Liabilities assumed	-
Net assets acquired	144,889
Identifiable intangible assets - Customer list	80,111
Total consideration paid	$225,000

Fidelity Mortgage Company

On August 8, 2011, the Company entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado Corporation. At the closing, Fidelity merged into United Community Mortgage Corporation, a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective August 1, 2011. On August 8, 2011, the closing was held for the Merger Agreement with Fidelity. The shareholders of Fidelity received 1,785,714 shares of our common stock valued at $1,250,000 in the merger transaction in exchange for all the outstanding stock of Fidelity. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the principal shareholders of Fidelity have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on August 1, 2011:

Accounts receivable	$40,929
Furniture and equipment, net	39,091
80,020
Liabilities assumed	-
Net assets acquired	80,020
Goodwill	419,980
Identifiable intangible assets - Customer list	750,000
Total consideration paid	$1,250,000

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders and Fidelity (“Acquirees”) recorded in the accompanying financial statements at September 30, 2011, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained effective control over the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through September 30, 2011.

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus “identifiable intangible assets (customer list and goodwill)” were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at September 30, 2011.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2011 (Unaudited)	June 30, 2011
Intangible assets not subject to amortization:
FHA "Full Eagle" Status Permit	$938,790	$938,790
Goodwill	419,980	-
State Licenses	31,294	31,293
	1,390,064	970,083
Less: Impairments	-	-
Balance - September 30, 2011	$1,390,064	$970,083

Intangible assets subject to amortization:
Customer list	$1,542,588	$117,349
NWBO License	824,999	824,999
	2,367,587	942,348
Less: accumulated amortization	(400,122)	(316,855)
Balance - September 30, 2011	$1,967,465	$625,493

Total Intangible Assets, net	$3,357,529	$1,595,576

It is the Company’s policy to assess the carrying value of its identifiable intangible assets and goodwill for impairment on a quarterly basis, or more frequently if warranted by circumstances. Management has determined that the identifiable intangible assets and goodwill acquired as a result of acquisitions do not need to be impaired because the Company acquired a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011 and one effective August 1, 2011 because of its Full Eagle status. Therefore, no impairment expense was recorded in the accompanying financial statements as of September 30, 2011.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders and Fidelity amounted to $1,542,588. The Company amortizes the Customer List over a 60 months period. Amortization expense recorded for the three months ended September 30, 2011and 2010 was $68,535 and $0.  Amortization expense for Customer List to be recognized for the year ending June 30, 2012 is $311,657, for each of the years ending June 30, 2013 and 2014 is $324,164, for each of the years ending June 30, 2015 and 2016 is $285,048, and for the year ending June 30, 2017 is $12,500.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the three months ended September 30, 2011 and 2010 was $14,732. Amortization expense to be recognized for each of the years ending June 30, 2012 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at September 30, 2011 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the three months ended September 30, 2011:

2002 Stock Option/Stock Issuance Plan
The Company has authorized 3,000,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which is subject to adjustment in the event of stock split, stock dividends, and other situations.

During the three months ended September 30, 2011, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 1,236,000 shares of common stock valued at $879,045 to employees as a bonus and to a consultant for services. These share issuances included 700,000 shares of common stock valued at $490,000 previously recorded as an expense for the year ended June 30, 2011. The shares were issued at their fair value on the date of issuance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Other Stock Issuances
On July 6, 2011, the Company issued 800,000 shares of restricted common stock valued at $720,000 for acquisition of Brookside and 250,000 shares of restricted common stock valued at $225,000 for acquisition of Founders. The shares were issued to the shareholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of transaction.

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants.  The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of September 30, 2011, the Company sold 429,334 shares of its common stock and issued the common stock to accredited investors for cash proceeds of $322,000. In addition, the Company received cash proceeds of $97,748 from sale of 130,330 shares to two accredited investors, the shares remain unissued as of September 30, 2011.

 On August 18, 2011, the Company issued 1,785,714 shares of restricted common stock valued at $1,250,000 for acquisition of Fidelity Mortgage Company. The shares were issued to the shareholders of Fidelity for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of transaction.

On September 30, 2011, the Company issued 1,000,000 shares of its common stock to two accredited investors, one of which is a director of the Company, and received cash proceeds of $500,000 upon their exercise to purchase warrants at $0.50 per share (See Note 5).

Total common shares issued and outstanding under all stock plans at September 30, 2011 were 24,115,207.

During the three months ended September 30, 2011, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

Warrant issuances
On March 28, 2011, the Company granted 500,000 warrants to a director and 500,000 warrants to an accredited investor/shareholder in conjunction with purchasing 1,000,000 units at $0.50 per unit, each unit comprising of one common share and one warrant. The warrants are exercisable at any time through September 30, 2011.  On September 30, 2011, the accredited investor and the director exercised their warrants and the Company received cash proceeds of $500,000.

During the three months ended September 30, 2011, the Company issued to accredited investors 429,334 warrants to purchase 429,334 shares of common stock at an exercise price of $1.00. An additional 130,330 warrants remain unissued to two investors for their purchase of common stock as of September 30, 2011. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $127,549 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rate of $0.20%, volatility of 154.22%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raising, no expense was recorded in the accompanying financial statements as of September 30, 2011.

The Company has 4,429,334 warrants outstanding as of September 30, 2011 at an exercise price of $1.00 which expires in 2014 and 2015.

NOTE 10 – COMMITMENTS

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing locations and an estimate of the value NWBO. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is book value. The book value of the license was less than the computed value at September 30, 2011 and June 30, 2011.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family.  The terms under the lease agreement require a 4% increase in rent each year, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three months ended September 30, 2011 and 2010 were $10,125 and $9,735, respectively.

The Company rents property and equipment under a rental agreement with cancellable terms. Total rent recorded as expense under the agreement for the three months ended September 30, 2011 and 2010 were $11,255 and $1,553, respectively.

The Company leases office space for its branches under cancellable and non-cancellable lease commitments. The monthly rent for office premises is $89,283. The leases expire between February 2012 and December 2016. Total rent expense recorded for the three months ended September 30, 2011 and 2010 was $84,771 and $9,735.

Total minimum lease commitments at September 30, 2011 for the next five years are as follows:

		Amount
For the year ended June 30,
	2012	$325,101
	2013	182,923
	2014	132,944
	2015	134,938
	2016	136,924
	After 2016	68,140
	Total	$980,971

NOTE 11 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.  The weighted average number of common shares outstanding during the three months ended September 30, 2011 and 2010 were 20,613,598 and 14,152,161, respectively. Loss per common share for the three months ended September 30, 2011 and 2010 was $0.05 and $0.00, respectively.

NOTE 12 – LINES OF CREDIT

The Company has three warehouse lines of credit available for its funding of mortgage loans for a short term period. (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement for up to $1,000,000 bearing an annual interest rate of 5% and on November 16, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans, (ii) On June 11, 2009, the Company entered into an additional warehouse line of credit for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½%, and (iii) On September 30, 2010, the Company entered into a warehouse line of credit for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the lines of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%. The lines of credit provide short term funding for mortgage loans originated by the branches. The lines of credit are repaid within 5 to 7 days when the loan is sold. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. As of September 30, 2011, the Company had $8,152,484 outstanding against the three lines of credit, and commitments from funding sources to purchase the amounts outstanding against the lines of credit, thus offsetting the amounts due on the lines of credit against the loans receivable of the same amounts from the funding sources. Although the outstanding amounts on a  warehouse credit line exceeded the authorized amount of the credit line as of September 30, 2011, all amounts were satisfied through the sale of customer loans as described above.  The Company has not recorded the liability against the lines of credit and related funding sources receivable of the same amount in the accompanying financial statements as of September 30, 2011.

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

The fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and June 30, 2011are as follows:

	September 30, 2011 (Unaudited)		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$469,585	$469,585	$21,470	$21,470
Accounts receivable	389,311	389,311	40,768	40,768
Prepaid expenses	90,734	90,734	192,000	192,000
Loan receivable	88,898	88,898	88,898	88,898
Employee advances	151,558	151,558	152,555	152,555
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$172,281	$172,281	$134,797	$134,797
Accrued stock payable	385,748	385,748	778,000	778,000
Accrued liabilities	241,216	241,216	39,028	39,028
Due to a related party	120,000	120,000	120,000	120,000

NOTE 14 – INDUSTRY RISKS

The mortgage industry has gone through a significant consolidation over the past three years. The foreclosures in 2010 and 2011 have caused a credit tightening, making qualifying for loans more difficult for borrowers. PrimeSource has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat in 2010 and 2011. The lower rates in 2010 and 2011 have brought the market back to some degree. Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 14, 2011, the date these financial statements were issued.

Since September 30, 2011, the Company sold approximately 1.3 units in its current private placement offering of July 2011 and issued 178,329 shares of its common stock and 178,329 warrants, and received gross cash proceeds of $133,747. The units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No underwriting discounts or commissions were paid in connection with the sale of the unit.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On October 5, 2011, the Company paid in full $120,000 of the loan balance due to a related party.

On October 24, 2011, the Company issued 400,000 shares of common stock valued at $288,000 to a vendor for performance of services pursuant to an agreement dated April 25, 2011. The liability for services provided is included in accrued stock payable as of September 30, 2011. Prepaid expenses include $48,000 for services remaining to be provided under the contract as of September 30, 2011,

On November 1, 2011, the closing was held for the Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”). At closing, IMP merged into United Community Mortgage Corporation. The sole shareholder of IMP received 1,285,714 common shares of the Company valued at $681,428 in the merger transaction. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued by the Company to the shareholder of IMP have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On November 9, 2011, the Board of Directors authorized the issuance of 250,000 shares of common stock to a vendor for performance of services pursuant to an agreement dated November 1, 2011. Pursuant to the terms of the agreement, 125,000 shares are presently issuable and 125,000 are to be issued on February 1, 2012.

On November 9, 2011, the Board of Directors authorized the issuance of 360,000 shares under the Company’s Stock Option/Stock Issuance Plan (the “Plan”), of which 214,000 are issuable immediately and 146,000 are to be issued on June 1, 2012. The number of shares authorized by the Board for issuance under the Plan exceeds the number of shares authorized in the Plan. Pursuant to the terms of the Plan, the shares can be issued by the Company but shares equaling the number of shares in excess of the number authorized under the Plan must be held in escrow pending authorization to increase the number of shares authorized under the plan.

On November 9, 2011, 3,000 shares previously authorized for issuance under the Plan vested and were issued by the Company to an employee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

·	a further decline in the economy, especially the housing market;
·	loss of or significant reduction in our warehouse line of credit;
·	the loss of branch offices from our network; and
·	failure to successfully market our services.

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

We conduct all of our business operations through our wholly-owned subsidiaries, PrimeSource Mortgage, Inc., (“PrimeSource”) which we acquired in May 2005, and United Community Mortgage Corp., a New Jersey corporation (“UCMC”) which we acquired in March 2011. Since 1991, PrimeSource has been a retail mortgage origination firm and since 2008 has also conducted business as a mortgage lender using three warehouse lines of credit. Our revenue model is based on bank margin on loan funding and administrative fees. Our loans are purchased off of our warehouse line by several investors. As a mortgage banking firm, we have the freedom to “broker” loans immediately to third parties or leverage our warehouse lines to “bank” the loans and then sell them on the secondary market. Historically, PrimeSource funds or “banks” more than 90% of our loans with several wholesale relationships available for our offices to take advantage of in order to provide the consumer with the lowest monthly payment and lowest rate available to them in the marketplace.

We have retail offices located around the United States from which we derive revenue based on the aforementioned business factors (e.g. fees, margin and splits) resulting from the loan origination volume from these offices. We are able to leverage the Company’s warehouse relationships in order to provide the consumer with more competitive rates and fees while increasing our gross profits.  With a growing national retail platform, it is important to remain competitive in targeted regions around the country whose market dynamics vary from one another. It is for this reason, a mixture of wholesale and correspondent relationships exist from within our Company in order to ensure both service quality and competitive pricing for our clients. Presently, PrimeSource and its affiliates have 30 offices around the country. Our licensing platform is granted in 17 states with state license applications presently pending in another 15 states with the expectation that by the end of the second quarter of our fiscal 2012, we are expected to be licensed in over 30 states.

On April 14, 2006, we entered into a renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real estate property for sale by owners and others.  In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us. In addition to significant upgrades to the Nationwide technology which we have license to use, we have brought on board, a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy of our Company in 2011 and 2012.

As a result of achieving the “Full Eagle” status through the acquisition of UCMC, we completed five acquisitions. These acquisitions began on March 15, 2011 with the acquisition of UCMC. Effective July 1, 2011, we acquired Founders Mortgage LLC, a Missouri corporation, located in St. Louis, Missouri, and Brookside Mortgage LLC, an Oklahoma corporation, located in Tulsa, Oklahoma. In August 2011, we acquried Fidelity Mortgage Company located in Grand Junction, Colorado, and effective November 1, 2011, we acquired Iowa Mortgage Professionals, Inc. located in Des Moines, Iowa. Management continues to negotiate with additional target companies and has entered into a non-binding letter of intent with one of these. Management anticipates that definitive acquisition agreements with one or more of these target companies will be entered into in the quarter ending December 31, 2011. The changing market dynamics have acted as a catalyst to our expansion. With the “Full Eagle” approval in place, we intend to begin planning to acquire many smaller mortgage brokerages and banking operations that need the lending platform and licensing that management believes is most desired in today’s mortgage environment.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and acquire new entities and work with existing offices to increase their production. With the Company’s new investments in technology that are built to sustain scalable growth, it is expected that the growth in revenue will be realized at an accelerated rate over and above the costs to support it. Management believes that the net result will be a larger, more efficient and potentially profitable business by acquiring stable and growth oriented profitable operations.

We did not realize a profit in fiscal year ended June 30, 2011 and for the three months ended September 30, 2011 because of the Company’s acquisition of mortgage brokers and banking entities, and its continued investment in bringing on board management executives with mortgage experience. These investments were anticipated and necessary as a result of the Company’s positioning for these changes taking place. Because of favorable market conditions supported by continued favorable interest rates and a reduction in competitive pressures, management believes the Company during fiscal 2011 has created a foundation for unit and revenue growth in 2012.

Given the Company’s anticipated investment in infrastructure, along with the continued aggressive growth strategy, it is management’s opinion that the increase in production levels and associated revenue will continue to increase through 2012 and beyond.

Results of Operations

Our consolidated results of operations for the three months ended September 30, 2011 and 2010 include the operating results of PSM Holdings, Inc., operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc., and results of operations of its wholly-owned subsidiary United Community Mortgage Corporation since its acquisition effective March 16, 2011.

We reported a net loss of $1,131,498 for the three months ended September 30, 2011 compared to a net loss of $48,133 for the same comparable prior year period. The increase in loss was principally attributable to the Company’s investment in recruiting experienced mortgage executives and the acquisition of three mortgage companies which resulted in the Company incurring significant administrative expenses as compared to the comparable prior period in 2010. The fluctuations in revenues and expenses are more fully explained below.

Revenues

Our total revenues increased by $1,011,330 or 86.4% to $2,182,235 for the three months period, as compared to the same comparable period in 2010. Our revenues for the three months period increased due to the net increase of three acquisitions in our operations and as a result closing 367 loans during the three month period ended September 30, 2011 as compared to 260 loans closed for the comparable prior year period. Some of our existing branches also increased their production during this time period as their businesses matured. Management believes adding strong producing branches is a viable way to continue to increase revenues. Presently, our network can expect to add 3 to 5 additional acquisitions with no added management expense.

Operating Expenses

Our total operating expenses increased by $2,088,287 or 170.1% to $3,315,971 for the three months ended September 30, 2011 as compared to the comparable prior year period. Operating expenses for the three months ended September 30, 2011 included (1) an increase in our selling, general and administrative expenses of $2,197,336 or 831.5% as compared to the comparable prior year period primarily due to a) an increase in payroll expense of $1,436,559 which included $389,045 of stock bonuses granted to employees and due to the increase in headcount as a result of acquisition of three entities, additional increase in payroll expense  due to investment in recruiting experienced mortgage executives and a new president, b) increase in advertising and investor relations expense of $147,183, c) an increase in rent expense of $75,036 due to additional entities acquired, d) increase in  professional and legal fees of $15,585, and e) other administrative overhead incurred due to the acquisition of three entities. Such increase in operating expenses was offset by a reduction of $185,944 or 19.7%  in brokerage commissions as a result of restructuring the commission structure upon closing of the loans in 2011 because of the change in the sales force as described in a) above, as compared to the comparable prior year period.

Depreciation and amortization expense increased by $76,895 or 442.6% to $94,270 for the three months ended September 30, 2011 as compared to the comparable prior year period, primarily due to the addition of property and equipment and identifiable intangible assets (customer lists) as a result of three acquisitions during the three months ended September 30, 2011.

Total operating expenses as a percentage of revenues were 152.0% as compared to 104.8% for the comparable prior year period.

Non-operating income (expense)

Our total non-operating income decreased by $6,048 or 74.1% for the three months ended September 30, 2011, as compared to the comparable prior year period. This overall decrease resulted due to realized gain on sale of securities of $5,057 during the three months ended September 30, 2010. The Company did not sell any marketable securities during the three months ended September 30, 2011.

Other comprehensive income or loss

Our unrealized loss on marketable securities for the three months ended September 30, 2011 was $0 as compared to $2,666 for the comparable prior year period. Unrealized gains and losses resulted due to the increase and decrease in the market value of the marketable securities held at September 30, 2011and 2010, respectively. We did not own any marketable securities at September 30, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $469,585 at September 30, 2011. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,131,498 for the three months ended September 30, 2011, compared to a net loss of $48,133 for the comparable prior year period. Our current assets exceeded our current liabilities by $157,020 at September 30, 2011, and our net cash used in operating activities for the three months ended September 30, 2011 was $590,088. We expect to complete eight acquisitions during the current fiscal year (four of which have already completed since July 1, 2011), while our existing branches continue to strengthen and mature due to the anticipated recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 was $590.088 resulted primarily due to an increase in accounts receivable of $356,930, a decrease in prepaid expenses of $101,267, a decrease in other current assets of $19,886, an increase in accounts payable of $21,555 and an increase in accrued liabilities of $192,139. We recorded a net loss of $1,131,498 for the three months ended September 30, 2011 as compared to a net loss of $48,133 for the comparable prior period. The increase in loss was primarily attributable due to increase in payroll expenses due to increase in headcount as a result of acquisition of three entities, increase in professional and legal fees, and increase in advertising and investor relations expenses offset by a reduction in brokerage commissions as a result of restructuring the commission structure upon closing of the loans when compared to the prior year comparable period.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2011, was $118,455 as a result of net cash of $120,000 received as part of acquisition of three branches, cash used to purchase property and equipment of $2,142,  cash received from employee advances of $4,718 and cash advanced to employees of $4,121. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2011was $919,748 consisting of cash proceeds of $419,748 from sale of our common stock to accredited investors and cash proceeds of $500,000 received from the exercise of warrants.

As a result of the above activities, we experienced a net increase in cash of $448,115 for the three months ended September 30, 2011. We believe our future success is dependent upon acquiring profitable and stable mortgage companies, expanding the business of our existing branches, capitalizing on the leads from mortgage bankers and NWBO and closing them into mortgage loans, and obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities to accredited investors.

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

Revenue Recognition

Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. Revenue is recognized as earned on the later of the settlement date or the funding date of the loan. In addition, we receive varied compensation from its warehouse providers based on achieving certain production levels which is recognized as revenue when the loans are sold off the warehouse lines.

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

As of September 30, 2011, Ron Hanna, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Hanna concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except that management identified an area where internal control was inadequate surrounding month-end cut-off procedures and a lack of properly documented management review controls. This deficiency increased the likelihood of potential material errors in our financial reporting.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We identified an area where internal control was inadequate surrounding month-end cut-off procedures and a lack of properly documented management review controls. Management will review and assess the internal controls surrounding month-end cut-off procedures and will implement procedures to cure this deficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants.  The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014.  During the quarter ended September 30, 2011, we sold approximately 4.3 units consisting of 429,334 shares and 429,334 warrants to six accredited investors for gross cash proceeds of $322,000. In addition, the Company received cash proceeds of $97,748 from sale of 130,330 shares to two accredited investors, the shares remain unissued as of September 30, 2011. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the units.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the units.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: November 17, 2011	By:	/s/ Ron Hanna
Ron Hanna, President Chief Executive and Principal Financial Officer