Form 10-Q
period 2011-12-31
PSM HOLDINGS INC
filed 2012-02-14
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ______ to ______

Commission File No. 333-151807

PSM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0332127
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1112 N. Main Street, Roswell, New Mexico	88201
(Address of principal executive office)	(Zip code)

 (Registrant’s telephone number, including area code):  (575) 624-4170

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No [X]

As of February 14, 2012, there were 26,872,683  shares of registrant’s common stock outstanding.
RDGPreambleEnd

PSM HOLDINGS, INC.
Report on Form 10-Q
For the quarter ended December 31, 2011

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSM Holdings, Inc. and its consolidated subsidiaries (“PSMH” or the “Company”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. Although management believes that any forward-looking statements it makes in this Quarterly Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  Risks, uncertainties and assumptions include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions ;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that transactions may not be timely completed;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us;
•	the loss of branch offices from our network; and
•	a failure to successfully generate loan originations or otherwise market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this Quarterly Report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I  FINANCIAL INFORMATION
RDGXBRLParseBegin
Item 1.  Financial Statements
PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$359,816	$21,470
Accounts receivable, net	469,367	40,768
Loans held for sale	11,034,269	-
Prepaid expenses	39,300	192,000
Other assets	9,581	4,202
Total current assets	11,912,333	258,440

Property and equipment, net	226,778	25,321

Loan receivable	88,898	88,898
Employee advances	146,713	152,155
Notes receivable	360,000	360,000
Intangible assets, net of accumulated amortization, December 31, 2011 - $387,853 and June 30, 2011 - $316,855	3,932,849	1,595,576
Security deposits	16,193	8,375

Total Assets	$16,683,764	$2,488,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$263,334	$134,797
Accrued stock payable	-	778,000
Warehouse lines of credit payable	11,034,269	-
Accrued liabilities	373,433	39,028
Total current liabilities	11,671,036	951,825

Long-term Liabilities:
Due to related party	-	120,000
Total long-term liabilities	-	120,000

Total Liabilities	11,671,036	1,071,825

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,340,583 and 18,614,159 shares issued and outstanding at December 31, 2011 and June 30, 2011	26,340	18,614
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2011	-	-
Treasury stock, at cost: shares held 21,600 at December 31, 2011 and June 30, 2011	(22,747)	(22,747)
Additional paid in capital	16,542,034	11,281,710
Accumulated other comprehensive income	-	-
Accumulated deficit	(11,532,899)	(9,860,637)
Total stockholders' equity	5,012,728	1,416,940

Total Liabilities and Stockholders' Equity	$16,683,764	$2,488,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010

Revenues	$3,427,053	$1,243,410	$5,609,288	$2,414,314

Operating expenses
Brokerage commission	1,851,157	973,764	2,611,258	1,919,808
Selling, general & administrative	2,180,416	228,659	4,642,016	492,922
Depreciation and amortization	3,722	17,049	97,992	34,425
Total operating expenses	4,035,295	1,219,472	7,351,266	2,447,155
Loss from operations	(608,242)	23,938	(1,741,978)	(32,841)

Non-operating income (expense):
Interest expense	(606)	(2,775)	(2,317)	(4,540)
Interest and dividend	2,956	(2,599)	5,785	1,324
Realized gain on sale of securities	-	-	-	5,057
Other Income	65,127	11,743	66,248	13,175
Total non-operating income (expense)	67,477	6,369	69,716	15,016

Loss from continuing operations before income tax	(540,765)	30,307	(1,672,262)	(17,825)

Provision for income tax	-	-	-

Net loss	(540,765)	30,307	(1,672,262)	(17,825)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	-	-	(2,666)

Comprehensive loss	$(540,765)	$30,307	$(1,672,262)	$(20,491)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.02)	$0.00	$(0.07)	$(0.00)

Weighted average shares of share capital outstanding - basic & diluted	25,419,651	14,180,143	23,016,625	14,166,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,672,262)	$(17,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	90,433	3,907
Depreciation and amortization	97,992	34,425
Share based payment awards	389,045	-
Stock issued to third parties for services	11,340	26,751
Stock issued to branchowners as commission	-	25,267
Loss on sale of marketable securities	-	(5,057)
(Increase) decrease in current assets:
Accounts receivable	(447,241)	84,448
Prepaid expenses	152,700	60,000
Other current assets	20,323	5,452
Increase (decrease) in current liabilities:
Accounts payable	105,119	(159,062)
Accrued liabilities	324,359	(22,523)
Net cash provided by (used in) operating activities	(928,192)	35,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	-	32,812
Purchase of property and equipment	(2,142)	(1,584)
Cash received from employee advances	-	-
Cash advanced to employees	5,442	-
Cash received as part of acquisitions	170,000	-
Net cash provided by investing activities	173,300	31,228

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	713,238	-
Cash proceeds from exercise of warrants	500,000	-
Cash payment on loan from related party	(120,000)	(20,000)
Net cash provided by (used in) financing activities	1,093,238	(20,000)

NET INCREASE IN CASH & CASH EQUIVALENTS	338,346	47,011

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21,470	75,763

CASH & CASH EQUIVALENTS, ENDING BALANCE	$359,816	$122,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background
As used herein and except as otherwise noted, the term “Company” and “PSMH” shall mean PSM Holdings, Inc., a Delaware corporation.

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

On December 14, 2011, PSM Holdings, Inc., created a wholly-owned subsidiary called PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to Delaware. On December 29, 2011, PSM Holdings, Inc. merged with and into PSM Holdings, Inc., leaving the Delaware Corporation as the survivor.  The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

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

PSM Holdings, Inc., through its wholly owned subsidiaries, is engaged in the businesses of mortgage banking, in which PSMH both originates and funds mortgage loans through its own warehouse lines of credit, as well as mortgage brokerage, in which PSMH originates mortgage loans funded by third-party lenders.

On June 9, 2011, UCMC entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”). The merger transaction closed effective July 1, 2011, and at the closing, Brookside merged into UCMC. On July 6, 2011, the Company issued 800,000 shares of its common stock valued at $720,000 as consideration for acquisition of Brookside. Post closing one of the principal owners was elected to the Company’s Board of Directors.

On June 30, 2011, UCMC entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). The merger transaction closed effective July 1, 2011 and at the closing, Founders merged into UCMC.  On July 6, 2011, the Company issued 250,000 shares of its common stock valued at $225,000 as consideration for acquisition of Founders.

On August 8, 2011, UCMC entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). The merger transaction closed effective August 1, 2011 and at the closing, Fidelity merged into UCMC. On August 18, 2011, the Company issued 1,785,714 shares of its common stock valued at $1,250,000 as consideration for acquisition of Fidelity. In January 2012, the principal owner of Fidelity was elected to the Company’s Board of Directors.

On October 13, 2011, UCMC entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”). The merger transaction closed effective November 1, 2011 and at the closing IMP merged into UCMC. On November 1, 2011, the Company issued 1,285,714 shares of its common stock valued at $681,428 as consideration for the acquisition of IMP. In January 2012, the principal owner of IMP was elected to the Company’s Board of Directors.

The Company primarily operates and is licensed in the following 13 states: Arkansas, Colorado, Florida, Iowa, Montana, Missouri, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Texas and Utah.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2011 which were filed with the Securities and Exchange Commission on October 13, 2011 in the Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

Use of Estimates
Management uses estimates and assumptions in preparing its consolidated financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could differ from those estimates. Significant estimates include the value of other non-current assets, estimated depreciable lives of property, plant and equipment, estimated valuation of intangible assets and related amortization, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

Loans Held For Sale
The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of December 31, 2011 and June 30, 2011, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under the Company’s warehouse lines of credit. The Company relies substantially on the secondary mortgage market as all of the loans originated are sold into this market.

Interest on mortgage loans held for sale is recognized as earned and is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent or when a loan has a defect affecting its salability. Delinquency is calculated based on the contractual due date of the loan. Loans are written off when deemed uncollectible.

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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting entity that is expected to benefit from the combination as of the acquisition date. Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting entity by using a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting entity exceeds its carrying amount, goodwill of the reporting entity is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting entity’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

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

Advertising
Advertising costs are expensed as incurred.  Advertising expense for the three month and six month periods ended December 31, 2011 and 2010 were $96,559 and $148,143, and $2,123 and $5,018, respectively.

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

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Loans are funded through warehouse lines of credit and are sold to investors, typically with 5 to 7 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

NOTE 2  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2011 and June 30, 2011, respectively.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2011 (Unaudited)	June 30, 2011
Fixtures and equipment	$1,252,020	$241,894
Accumulated depreciation	(1,025,242)	(216,573)
Property and equipment, net	$226,778	$25,321

Depreciation expense for the three month and six month periods ended December 31, 2011 and 2010 was $14,362 and $25,365, and $2,317 and $4,960, respectively.

NOTE 4  STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental disclosures for cash flows at December 31, 2011 and 2010 consist of:

	December 31, 2011 (Unaudited)	December 31, 2010 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$2,292	$3,102
Cash paid for income taxes	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities were as follows:

Acquisition of Brookside, Founders, Fidelity & IMP:
Accounts receivable, net	$(49,617)	$-
Other assets	(25,702)	-
Property and equipment, net	(224,680)	-
Employee advances	(22,174)	-
Intangible assets	(2,409,900)	-
Security deposit	(7,818)	-
Accounts payable	23,417	-
Accrued liabilities	10,046	-
Common stock	4,122	-
Additional paid in capital	2,872,306	-

Stock issued to employees as bonus	$809,045	$-
Stock issued to consultant for services	$369,340	$-

NOTE 5  RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company agreed to issue 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. The Company recorded $56,250 and $112,500 in compensation expense, $2,250 and $4,500 in car allowance and $1,600 and $4,000 in health insurance benefit for the three and six months ended December 31, 2011, and $19,611 of the compensation remains payable at December 31, 2011. The Company did not incur any compensation expense for the three and six months ended December 31, 2010.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. The Company recorded $50,000 and $100,000 in compensation expense, $2,100 and $4,200 in car allowance and $459 and $3,036 in health insurance benefit for the three and six months ended December 31, 2011, and $16,667 of compensation remains payable at December 31, 2011. During the three and six months ended December 31, 2010, the Company recorded a compensation expense of $18,750 and $37,500, $1,500 and $3,000 in car allowance and $3,524 and $7,391 in health benefits.

The Company leases office space in a building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family. The terms under the lease agreement is of month-to-month operating lease. Total rents paid for the office lease for the three and six months ended December 31, 2011 and 2010 were $10,125 and $20,250, and $9,735 and $19,470, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at December 31, 2011 was $0. The revolving credit line is still available to the Company to borrow funds up to $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $246 and $902, and $704 and $1,437, for the three and six months ended December 31, 2011 and 2010, respectively.

Other Directors
On March 15, 2011, the Company entered into an employment agreement with Edward Kenmure III, a director of the Company, in connection with our acquisition of United Community Mortgage Corp. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 and $60,000 for the three and six months ended December 31, 2011.

On July 1, 2011, the Company entered into an employment agreement with Greg Mahaney, a director of the Company, in connection with our acquisition of Brookside Mortgage. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $30,000 and $60,000 for the three and six months ended December 31, 2011.

Loan receivable from a related party as of December 31, 2011 and June 30, 2011 consists of:

	Original loan	Balance due December 31, 2011 (Unaudited)	Balance due June 30, 2011
Secured loans to NWBO Corporation (NWBO) bearing annual interest at 9.25% with no defined payment terms	$167,000	$88,898	$88,898

Accrued interest due from NWBO		6,441	2,584
	$167,000	$95,339	$91,482
Less allowance for uncollectible amounts	-	-	-
	$167,000	$95,339	$91,482

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. The Company recorded interest income of $2,126 and $4,252 and $2,149 and $4,297, from the loan receivable from NWBO for the three and six months ended December 31, 2011 and 2010, respectively.

The Company conducted business with the Farmington, New Mexico Branch office which is owned by a director of the Company. Commissions paid under the branch agreement for the three and six months ended December 31, 2011 and 2010 were $62,804 and $100,755, and $76,448 and $128,332, respectively. At December 31, 2011 and June 30, 2011, the Company owed $0 to the Farmington Branch in commissions. This director resigned from the Board on January 3, 2012 to concentrate in expanding his branch operations.

One of the Company’s directors is a principal of a management company that provides a revolving warehouse line of credit to the Company. Amounts outstanding on the credit line as of December 31, 2011 and June 30, 2011 amounted to $11,034,269 and $1,103,672 which were offset by an equal amount of funding receivable as of December 31, 2011 and June 30, 2011, respectively. (See Note 9).

NOTE 6  NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary UCMC executed a Promissory Note with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Promissory Note is secured by real estate parcels. The Company recorded an interest income of $819 and $1,522 for the three and six months ended December 31, 2011. Interest receivable on this note amounted to $2,341and $1,617 as of December 31, 2011 and June 30, 2011. The Promissory Note balance recorded as of December 31, 2011 and June 30, 2011, was $360,000.

On December 31, 2010, PrimeSource Mortgage, Inc., a subsidiary of the Company, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 as of December 31, 2011 and June 30, 2011. During the three and six months ended December 31, 2011, the Company received $4,845 and $5,442 in payments generated by earnings for the services provided by the employees offset against their advances. Employee advances recorded as of December 31, 2011 and June 30, 2011 was $146,713 and $152,155, respectively.

NOTE 7  ACQUISITIONS OF ENTITES

Brookside Mortgage, LLC
On June 9, 2011, the Company entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company. At the closing, Brookside Mortgage merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholders of Brookside received a total of 800,000 shares of our common stock valued at $720,000 in exchange for all the outstanding stock of Brookside. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholders of Brookside has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$30,000
Accounts receivable	8,689
Deposits	21,011
Employee advances	10,130
Other assets - Escrow	225
Furniture & equipment, net	77,350
Security deposits	3,443
150,848
Liabilities assumed	(25,975)
Net assets acquired	124,873
Goodwill	297,564
Intangible asset – Customer List	297,563
Total consideration paid	$720,000

Founders Mortgage, LLC
On June 30, 2011, the Company entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company. At closing, Founders merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholder of Founders received 250,000 shares of our common stock valued at $225,000 in exchange for all of the outstanding stock of Founders. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholder of Founders has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$90,000
Employee advances	12,044
Office Equipment	37,387
Security deposits	4,375
Other assets	1,083
144,889
Liabilities assumed	-
Net assets acquired	144,889
Intangible asset – Customer List	80,111
Total consideration paid	$225,000

Fidelity Mortgage Company
On August 8, 2011, the Company entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado Corporation. At the closing, Fidelity merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective August 1, 2011. On August 8, 2011, the closing was held for the Merger Agreement with Fidelity. The shareholders of Fidelity received 1,785,714 shares of our common stock valued at $1,250,000 in the merger transaction in exchange for all the outstanding stock of Fidelity. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the principal shareholders of Fidelity have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on August 1, 2011:

Accounts receivable	$40,929
Furniture and equipment, net	39,091
80,020
Liabilities assumed	-
Net assets acquired	80,020
Goodwill	1,169,980
Total consideration paid	$1,250,000

Iowa Mortgage Professionals, Inc.
On October 18, 2011, the Company entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa Corporation.  At the closing, IMP merged into United Community Mortgage Corporation, a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary.  The merger transaction closed effective November 1, 2011. On November 1, 2011, the closing was held for the Merger Agreement with IMP.  The shareholder of IMP received 1,285,714 shares of our common stock valued at $681,428 in the merger transaction in exchange for all the outstanding stock of IMP.  The common stock issued was valued at the fair value of the stock on the date of closing.  The common shares issued to the principal shareholder of IMP have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on November 1, 2011:

Cash and cash equivalents	$50,000
Other current assets	3,383
Furniture and equipment, net	70,852
124,235
Liabilities assumed	(7,487)
Net assets acquired	116,748
Goodwill	564,680
Total consideration paid	$681,428

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders, Fidelity, and IMP (“Acquirees”) recorded in the accompanying financial statements at December 31, 2011, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained effective control over the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through December 31, 2011.

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus identifiable intangible assets customer lists and goodwill were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at December 31, 2011.

NOTE 8  INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2011 (Unaudited)	June 30, 2011
Intangible assets not subject to amortization:
FHA "Full Eagle" Status Permit	$938,790	$938,790
Goodwill	2,032,224	-
State Licenses	31,294	31,293
	3,002,308	970,083
Less: Impairments	-	-
Balance	$3,002,308	$970,083

Intangible assets subject to amortization:
Customer list	$495,023	$117,349
NWBO License	824,999	824,999
	1,320,022	942,348
Less: accumulated amortization	(389,483)	(316,855)
Balance	$930,541	$625,493

Total Intangible Assets, net	$3,932,847	$1,595,576

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of its attaining Full Eagle status. Therefore, no impairment expense was recorded in the accompanying financial statements as of December 31, 2011.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the three and six months ended December 31, 2011 and 2010 was $35,151and $23,605, and $17,049 and $34,425, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense to be recognized for the year ending June 30, 2012 was $43,163, for 2013 and 2014 was $86,326, and for each of the years from 2015 to through 2019 was $47,209.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the three and six months ended December 31, 2011 and 2010 was $14,732 and $29,465, and $14,732 and $29,465, respectively. Amortization expense to be recognized for each of the years ending June 30, 2012 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 9 WAREHOUSE LINES OF CREDIT

The Company has four warehouse lines of credit available for its funding of mortgage loans for a short term period.  (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement with a mortgage banker for up to $1,000,000 bearing an annual interest rate of 5% and on November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans, (ii) On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus ½ per cent, (iii) On September 30, 2010, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The warehouse line was renewed for a one year term expiring on September 30, 2012. The unpaid balance on the lines of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%, and (iv) On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 bearing interest equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum.

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid within 5 to 7 days when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $11,034,269 in loans outstanding against the warehouse line of credit (i) listed above, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of the same amounts from the third party investors as of December 31, 2011. Although the outstanding amount on a warehouse credit line exceeded the authorized amount of the credit line as of December 31, 2011, the Company obtained a waiver from the mortgage banker, and all amounts were satisfied through the sale to third party investors as described above. The Company has recorded the amounts receivable against the loans and related liability against the lines of credit of the same amount in the accompanying financial statements as of December 31, 2011. The Company has not borrowed funds from the three credit lines (ii), (iii) and (iv) as of December 31, 2011.

NOTE 10  STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at December 31, 2011 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the six months ended December 31, 2011:

2002 Stock Option/Stock Issuance Plan
In December 2011, the Company increased the number of shares authorized under the Company’s 2002 Stock Option/Stock Issuance Plan to 3,250,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which is subject to adjustment in the event of stock split, stock dividends, and other situations. This plan expires on December 31, 2011, although pursuant to the terms of the plan any options and unvested stock issuances outstanding at that time under the plan will continue to have full force and effect in accordance with the provisions of the documents evidencing such options or issuances. At December 31, 2011, there were no options and 337,806 unissued shares outstanding under this plan.

During the six months ended December 31, 2011, the Company issued under the 2002 Stock Option/Stock Issuance Plan, 1,654,000 shares of common stock valued at $1,178,385 to employees as a bonus and to consultants for services. These share issuances included 1,100,000 shares of common stock valued at $778,000 previously recorded as an expense for the year ended June 30, 2011. The shares were issued at their fair value on the date of issuance.  The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Other Stock Issuances
On July 6, 2011, the Company issued 1,050,000 shares of restricted common stock valued at $945,000 for acquisition of Brookside and Founders Mortgage. The shares were issued to the shareholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of transaction.

On August 18, 2011, the Company issued 1,785,714 shares of restricted common stock valued at $1,250,000 for acquisition of Fidelity Mortgage Company. The shares were issued to the shareholders of Fidelity for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of transaction.

On September 30, 2011, the Company issued 1,000,000 shares of its common stock to two accredited investors, one of which is a director of the Company, and received cash proceeds of $500,000 upon their exercise to purchase warrants at $0.50 per share.

On November 1, 2011, the Company issued 1,285,714 shares of restricted common stock valued at $681,428 for acquisition of Iowa Mortgage Professionals, Inc. The shares were issued to the shareholder of IMP for acquiring its 100% ownership interest, and were valued at the closing share price on the date of closing of transaction.

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. Through December 31, 2011, the Company sold 950,996 shares to accredited investors for cash proceeds of $713,247.

Total common shares issued and outstanding under all stock plans at December 31, 2011 were 26,340,583.

During the six months ended December 31, 2011, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan.

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

During the six months ended December 31, 2011, the Company issued to accredited investors 950,996 warrants to purchase 950,996 shares of common stock at an exercise price of $1.00.  The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $256,918 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% and 0.36%, volatility of 152.22% and 119.07%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raising, no expense was recorded in the accompanying financial statements as of December 31, 2011.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has 4,950,996 warrants outstanding as of December 31, 2011 at an exercise price of $1.00.

NOTE 11  COMMITMENTS

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is its book value. The book value of the license was less than the computed value at December 31, 2011 and June 30, 2011.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice President and his immediate family. The terms under the lease agreement is of month-to-month operating lease, and there are no future non-cancelable lease commitments due by the Company. Total rents paid during the three and six months ended December 31, 2011 and 2010 were $10,125 and $20,250, and $9,735 and $19,470, respectively.

The Company rents property and equipment under a rental agreement with cancellable term. Total rent recorded as expense under the agreement for the three and six months ended December 31, 2011 and 2010 were $16,226 and $27,481, and $1,246 and $2,798, respectively.

The Company leases office space for its branches under cancellable and non-cancellable lease commitments. The monthly rent for office premises is $109,959. The leases expire between February 2012 and December 2016. Total rent expense recorded for the three and six months ended December 31, 2011 and 2010 was $189,860 and $274,631, and $9,735 and $19,470, respectively.

Total minimum lease commitments for property and equipment leases and branch offices at December 31, 2011 are as follows:

For the year ended June 30,	Amount

2012	$280,814
2013	256,549
2014	166,668
2015	168,662
2016	170,648
After 2016	85,002
Total	$1,128,343

NOTE 12  LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and six months ended December 31, 2011 and 2010 were 25,419,651 and 23,016,625, and 14,180,143 and 14,166,152, respectively. Loss per common share for the three and six months ended December 31, 2011 and 2010 was $0.02 and $0.07, and $0.00 and $0.00, respectively.

NOTE 13  FAIR VALUE MEASUREMENTS

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

Level 2
Inputs to the valuation methodology include:
●     Quoted prices for similar assets or liabilities in active markets;
●     Quoted prices for identical or similar assets or liabilities in inactive markets;
●     Inputs other than quoted prices that are observable for the asset or liability;
●     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The fair value of the assets and liabilities was determined using Level 2 inputs.  The carrying amounts and fair values of the Company’s financial instruments at December 31, 2011 and June 30, 2011are as follows:

	December 31, 2011 (Unaudited)		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$359,816	$359,816	$21,470	$21,470
Accounts receivable	469,367	469,367	40,768	40,768
Loans held for sale	11,034,269	11,034,269	-	-
Prepaid expenses	39,300	39,300	192,000	192,000
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$263,335	$263,335	$134,797	$134,797
Warehouse line of credit	11,034,269	11,034,269	-	-
Accrued stock payable	-	-	778,000	778,000
Accrued liabilities	373,433	373,433	39,028	39,028
Due to a related party	-	-	120,000	120,000

NOTE 14  INDUSTRY RISKS

The mortgage industry has gone through a significant consolidation over the past four years. The foreclosures in 2010 and 2011 have caused a credit tightening, making qualifying for loans more difficult for borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat in 2010 and 2011. The lower rates in 2010 and 2011 have brought the market back to some degree. Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

The Company has acquired five operating entities since the beginning of calendar 2011 based upon their past profitability performance.  The Company cannot predict with certainty that these entities will perform at the same or better profitable level in future based upon the consolidation in the mortgage and housing industry.

NOTE 15  SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 14, 2012, the date these financial statements were issued.

In December 2011, the Board of Directors adopted the 2012 Stock Incentive Plan (the “2012 Plan”) to be effective commencing January 1, 2012, for a period of 10 years. Under the terms of the 2012 Plan awards may be made for up to 6,000,000 shares of common stock of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2012 Plan. Awards under the 2012 Plan include the granting of options, restricted stock, restricted stock units, and performance awards.  As of February 14, 2012, the Company issued 357,100 shares to employees as stock awards under the 2012 Plan.

On January 16, 2012, the Company issued 125,000 shares of its restricted common stock valued at $66,250 to a consultant for providing public relations and investor relation services for the Company.

On January 31, 2012, the Company entered into a business advisory and consulting agreement with a consultant, pursuant to the terms of which the Company agreed to sell each month 50,000 shares of its common stock at par value of $0.001 per share for consultant’s services. The Company agreed to issue 50,000 shares on the first day of each month starting February 1, 2012 until such time it has issued 600,000 shares of its common stock. On February 1, 2012, the Company issued 50,000 shares of its restricted common stock to the consultant for providing business advisory and consulting services to the Company.
RDGXBRLParseEnd
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

Overview

PSM Holdings, Inc. (“PSMH” or the “Company”), through its wholly owned subsidiaries, is engaged in the businesses of mortgage banking, in which PSMH both originates and funds mortgage loans through its own warehouse lines of credit which currently accounts for about 90% of closed loans, as well as mortgage brokerage, in which PSMH originates mortgage loans funded by third-party lenders. PSMH immediately sells these loans to its third-party lenders or into the secondary mortgage market. PSMH offers a full range of mortgage loan products, including adjustable rate mortgages, fifteen, twenty, and thirty-year fixed rate loans, and balloon loans with a variety of maturities, as well as refinancing, construction loans, second mortgages, debt consolidation, and home equity loans.

Operations are carried out by the Company’s two wholly-owned subsidiaries, PrimeSource Mortgage, Inc. (“PSMI”) and United Community Mortgage Corp. (“UCMC”). Through its subsidiaries, PSMH operates and is licensed in the following 13 states: Arkansas, Colorado, Florida, Iowa, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Texas and Utah.

At the beginning of 2011, PSMH developed a new strategy to adapt to changes in federal regulations regarding mortgage banking and brokerage that became effective on January 1, 2011 and April 1, 2011. The Company’s new business model involves rapidly expanding its loan production capacity through acquisitions and improving profit margins of acquired companies by migrating them to PSMH’s higher margin lending platform. The acquisition targets are generally mature, profitable businesses that have a well-established presence in the real estate markets in which they operate. PSMH has acquired five operating companies since March 15, 2011, for which it has issued approximately 6.5 million shares. In addition, management is in discussions with additional target operating companies.

PSMH’s new business model involves owning branch offices, rather than maintaining a network of independently owned branch offices as PSMH previously did under its old legacy business model. Management believes this will have significant implications for PSMH’s revenue and expense streams going forward.

Under the old business model, operations were conducted by PSMH’s wholly owned subsidiary, PSMI, through 30 independently owned branch offices located in 17 states, primarily in the southwestern states of New Mexico, Oklahoma, and Texas, under an Independent Network Office Agreement. This exclusive agreement provides that PSMI shares commissions with branch offices in one of two ways. Under one arrangement, PSMI receives 10% of total commissions generated by the branch office or a $500 to $550 flat fee per loan closed, following payment by the branch owner to PSMI of a $20,000 negotiated upfront fee to join its network. Flat fee payments from the branches accounted for about 95% of PSMI revenues. Under the second arrangement, a new branch may join PSMI s network at no upfront cost, and PSMI would receive 50% of total commissions generated by that office. In return, PSMI provides branch offices with access to its list of approved lenders, as well as PSMI’s warehouse credit line. These agreements are effective for a period of 30 days and are automatically extended for 30-day periods until cancelled. Payments received from the branch owners (either as a flat fee or percentage of commission income) are recorded as revenue, while all operating expenses of the branches and those of parent holding company, PSMH, are booked as expenses.

Under the new/current business model, our business operations are conducted by PSMI’s wholly-owned subsidiary, UCMC, which owns the acquired branches. This means that all branch revenue flows directly to PSMH through UCMC, and PSMH through UCMC is responsible for all branch operating expenses. That said, acquired branch offices will still be managed on a day-to-day basis by existing management to take advantage of their expertise and knowledge of local real estate markets.

During the third quarter of fiscal 2012, management intends to restructure the Company by merging PSMI into UCMC and changing the domicile of UCMC from the State of New Jersey to the State of Delaware.  As a result of the restructuring, PSMH will have a single wholly-owned subsidiary, UCMC, which will be undergoing a name change to PrimeSource Mortgage, Inc., which will conduct all business operations under both the old and new business models. The new business model and the old business model will be run concurrently along with the dual systems of accounting. As the new business model gains traction, management expects the contribution from the old business model to account for an increasingly smaller proportion of revenue and expenses.

The majority of loan applications, approximately 75%, are generated from business contacts and previous client referrals at each of the branch offices, while realtor referrals generate another 15%.  Approximately 10% come from other advertising and marketing efforts, including roughly 7% from Nationwide By Owner, Inc. (“NWBO”).

PSMI has an exclusive license agreement with NWBO, a Texas-based company that provides proprietary software that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real estate. NWBO derives its leads from individuals in approximately 17 states selling their homes personally rather than through a real estate agent or through real estate agents that have relationships with PSMI’s branch offices.

The agreement with NWBO, originally signed on April 14, 2006, and recently renewed for an additional five years on April 14, 2011, is automatically renewable for two successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term. The agreement is also terminable by either party for breach by the other party or change of control of the other party. PSMH paid $150,000 and issued 150,000 shares of common stock worth $675,000 to NWBO and its owners for this license, which is being amortized over 14 years.

The NWBO license agreement also obligates PSMI to create a National Processing Center for the collection, organization, and tracking of the sales leads database generated by NWBO, provided that NWBO is successful in securing an agreement or arrangement to market its smart signs through a national marketing company or a national retail distributor. Since this has not yet occurred, the center remains in the planning stage. Once the National Processing Center has been established, the Company has also committed to provide year-end bonuses under the license agreement, which the parties can elect to take in cash, stock, or any combination of the two. Bonuses will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five-year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms.

More recently, PSMH announced that its subsidiary, UCMC, has been approved as one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  UCMC’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011, to Costco members. Initially, UCMC will service leads originated in Oklahoma, Texas, New Mexico, and Missouri, and management anticipates that other states will likely be added in the future.  UCMC has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this to 4,000 and then to 5,000 leads by the beginning of the fiscal fourth quarter. UCMC believes it can manage this level of leads with its current infrastructure. Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

Results of Operations

Our consolidated results of operations for the three and six months ended December 31, 2011 and 2010 include the operating results of PSM Holdings, Inc., operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc., and results of operations of its wholly-owned subsidiary United Community Mortgage Corporation since its acquisition effective March 16, 2011.

We reported a net loss of $540,765 and $1,672,262 for the three and six months ended December 31, 2011 compared to a net profit of $30,307 and a net loss of $17,825 for the same comparable prior year periods. The increase in loss was principally attributable to the Company’s investment in recruiting experienced mortgage executives and the acquisition of four mortgage companies which resulted in the Company incurring significant general and administrative expenses as compared to the expenses incurred in comparable prior period in 2010. The fluctuations in revenues and expenses are more fully explained below.

Revenues
Our total revenues increased by $2,183,643 or 176% to $3,427,053 for the three months period ended December 31, 2011 and increased by $3,194,974 or 132% to $5,609,288 for the six months period in 2011, as compared to the same comparable periods in 2010. Our revenues for the three and six months period increased due to the net increase of five acquisitions in our operations and as a result closing 946 loans during the six month period ended December 31, 2011 as compared to 497 loans closed for the comparable prior year period.  Some of our existing branches also increased their production during this time period as their businesses matured. Management believes adding acquisitions with strong producing branches is a viable way to continue to increase revenues.  Presently, our network can expect to add 3 to 5 new acquisitions with no added management expense.

Operating Expenses
Our total operating expenses increased by $2,815,823 or 231% to $4,035,295 and increased by $4,904,111 or 200% to $7,351,266 for the three and six month periods ended December 31, 2011, as compared to the same comparable periods in 2010. Operating expenses for the three and six months ended December 31, 2011 included (1) an increase in our selling, general and administrative expenses of $1,951,757 (854%) and $4,149,094 (842%) as compared to the comparable prior year periods primarily due to a) an increase in payroll expense of $1,002,657 and $2,360,352 which included $0 and $389,045 of stock bonuses granted to employees, and due to the increase in headcount as a result of acquisition of five entities, additional increase in payroll expense due to investment in recruiting experienced mortgage executives and a new president, b) increase in advertising and investor relations expense of $177,480 and $319,075, c) an increase in rent expense of $180,125 and $255,161 due to additional entities acquired, d) increase in website and information technology maintenance expense $66,367 and $92,666, e) increase in brokerage commission expense of $877,394 and $691,451 as a result of restructuring the commission structure upon closing of the loans in 2011 because of the change in the sales force as described in a) above, as compared to the comparable prior year periods, and, f) other administrative overhead incurred due to the acquisition of five entities. Depreciation and amortization expense decreased by $13,327 to $3,722 and increased by $63,567 to $97,992 for the three and six months ended December 31, 2011 as compared to the comparable prior year periods, primarily due to the addition of property and equipment and change in the amortization period from 5 to 8 years of identifiable intangible assets (customer lists) acquired as a result of four acquisitions during the three and six months ended December 31, 2011.

Total operating expenses as a percentage of revenues were 118% and 131% for the three month and six month periods ended December 31, 2011 as compared to 98% and 101% for the comparable prior year periods.

Non-operating income (expense)
Our total net non-operating income increased by $61,108 and $54,700 for the three and six months ended December 31, 2011, as compared to the comparable prior year periods. The increase resulted primarily due to receipt of contributions, sponsorship and advertising funds received for our annual trade conference in 2011 as compared to 2010.

Other comprehensive income or loss
Our unrealized loss on marketable securities for the three and six months ended December 31, 2011 was $0 and $0 as compared to $0 and $2,666 for the comparable prior year periods. Unrealized loss resulted due to the decrease in the market value of the marketable securities held at December 31, 2010 and 2009, respectively.  We did not own any marketable securities at December 31, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents were $359,816 at December 31, 2011. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,672,262 for the six months ended December 31, 2011, compared to a net loss of $17,825 for the comparable prior year period. Our current assets exceeded our current liabilities by $241,297 at December 31, 2011, and our net cash used in operating activities for the six months ended December 31, 2011 was $928,192. We expect to complete eight acquisitions during the current fiscal year (four of which have already completed since July 1, 2011), while our existing branches continue to strengthen and mature due to the anticipated recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.

Operating Activities
Net cash used in operating activities for the six months ended December 31, 2011 was $928,192 and resulted primarily due to an increase in accounts receivable of $447,241, a decrease in prepaid expenses of $152,700, a decrease in other current assets of $20,323, an increase in accounts payable of $105,119 and an increase in accrued liabilities of $324,359. We recorded a net loss of $1,672,262 for the six months ended December 31, 2011 as compared to a net loss of $17,825 for the comparable prior period. The increase in loss was primarily attributable due to increase in payroll expenses due to increase in headcount as a result of acquisition of five entities, increase in brokerage commissions, increase in website and information technology maintenance expense, and increase in advertising and investor relations expenses when compared to the prior year comparable period.

Investing Activities
Net cash provided by investing activities for the six months ended December 31, 2011, was $173,300 as a result of net cash of $170,000 received as part of acquisition of four branches, cash used to purchase property and equipment of $2,142, and cash received from employee advances of $5,442. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2011was $1,093,238 consisting of cash proceeds of $713,238 from sale of our common stock to accredited investors, cash proceeds of $500,000 received from the exercise of warrants, and cash payment of $120,000 to repay a loan received from a related party.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $338,346 for the six months ended December 31, 2011. We believe our future success is dependent upon acquiring profitable and stable mortgage companies, expanding the business of our existing branches, capitalizing on the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities to accredited investors.

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

Share Based Payment Plan
Under the 2002 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The stock issuance plans provide for issuance of stock to branch employees for outstanding performance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. Revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan. In addition, we receive varied compensation from our warehouse line providers based on achieving certain production levels which is recognized as revenue when the loans are sold off the warehouse lines.

Recent Accounting Pronouncements
The Company has evaluated and implemented all new accounting pronouncements and accounting standards that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, we are not involved in any material unconsolidated SPEs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Ron Hanna, our principal executive officer and principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We identified an area where internal control was inadequate surrounding month-end cut-off procedures and a lack of properly documented management review controls. Management will review and assess the internal controls surrounding month-end cut-off procedures and will implement procedures and assign personnel to cure this deficiency. We have recently implemented an online accounting and reporting system which will help alleviate recording month-end cut-off procedures.  Further changes may include such activities as providing additional training for the employees to new accounting and reporting system, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 22, 2011, PSMI and UCMC filed a complaint against Michael Lucey in the District Court, 429 Judicial District, in Collin County, Texas, alleging tortuous interference with prospective business relations and defamation. The complaint sought an ex parte temporary restraining order and injunctive relief. The complaint arose out of allegations by Mr. Lucey that he was and is an employee of UCMC, thus, being entitled to certain benefits as a result of such employment. PSMI and UCMC both deny any employment relationship exists between Mr. Lucey and either PSMI or UCMC. PSMI and UCMC allege, as a result of the denial of benefits resulting from an employment relationship, Mr. Lucey has tortuously interfered with prospective business relations and has defamed PSMI and UCMC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. During the quarter ended December 31, 2011, we sold approximately 5.2 units consisting of 521,662 shares and 521,662 warrants to nine accredited investors for gross cash proceeds of $391,247. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the Units. Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sales of the Units.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: February 14, 2012	By:	/s/ Ron Hanna
Ron Hanna, President Chief Executive and Principal Financial Officer