Form 10-Q/A
period 2011-12-31
PSM HOLDINGS INC
filed 2012-02-15
CIK 1362180

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
RDGPreambleEnd

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*
101. INS	XBRL Instance Document**
101. SCH	XBRL Taxonomy Extension Schema Document**
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101. LAB	XBRL Taxonomy Extension Label Linkbase Document**
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed previously in PSM HOLDINGS, INC. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 14, 2012.

** Filed with this Form 10-Q/A for PSM HOLDINGS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: February 15, 2012	By:	/s/ Ron Hanna
Ron Hanna, President Chief Executive and Principal Financial Officer

4