Form 10-Q
period 2012-03-31
PSM HOLDINGS INC
filed 2012-05-15
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 27,752,860 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.
Report on Form 10-Q
For the quarter ended March 31, 2012

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSM Holdings, Inc. and its consolidated subsidiaries (“PSMH” or the “Company”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. Although management believes that any forward-looking statements it makes in this Quarterly Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  Risks, uncertainties and assumptions include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that transactions may not be timely completed;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us; and
•	a failure to successfully generate loan originations or otherwise market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this Quarterly Report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011
ASSETS
Current Assets:
Cash & cash equivalents	$234,646	$21,470
Accounts receivable, net	453,764	40,768
Loans held for sale	11,861,910	-
Prepaid expenses	428,253	192,000
Other assets	10,348	4,202
Total current assets	12,988,921	258,440

Property and equipment, net	492,856	25,321

Loan receivable	88,898	88,898
Employee advances	141,986	152,155
Notes receivable	360,000	360,000
Intangible assets, net of accumulated amortization, March 31, 2012 - $425,796 and June 30, 2011 - $316,855	3,585,885	1,595,576
Security deposits	11,968	8,375
Total Assets	$17,670,514	$2,488,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$503,677	$134,797
Accrued stock payable	-	778,000
Warehouse lines of credit payable	11,861,910	-
Due to related party	70,000	-
Accrued liabilities	759,965	39,028
Total current liabilities	13,195,552	951,825

Long-term Liabilities:
Due to related party	-	120,000
Total long-term liabilities	-	120,000

Total Liabilities	13,195,552	1,071,825

Commitment & Contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,566,015 and 18,614,159 shares issued and outstanding at March 31, 2012 and June 30, 2011	27,566	18,614
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Treasury stock, at cost: shares held 21,600 at March 31, 2012 and June 30, 2011	(22,747)	(22,747)
Additional paid in capital	17,390,239	11,281,710
Accumulated deficit	(12,920,096)	(9,860,637)
Total stockholders' equity	4,474,962	1,416,940

Total Liabilities and Stockholders' Equity	$17,670,514	$2,488,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011

Revenues	$3,551,378	751,058	$9,160,666	$3,165,372

Operating expenses
Selling, general & administrative	4,892,228	1,587,810	12,145,502	4,000,541
Depreciation and amortization	80,883	16,948	178,875	51,373
Total operating expenses	4,973,111	1,604,758	12,324,377	4,051,914

Loss from operations	(1,421,733)	(853,700)	(3,163,711)	(886,542)

Non-operating income (expense):
Interest expense	(1,464)	(1,305)	(3,781)	(5,845)
Interest and dividend	2,951	2,118	8,736	3,442
Realized gain on sale of securities	-	-	-	5,057
Other Income	33,049	16,150	99,297	29,324
Total non-operating income (expense)	34,536	16,963	104,252	31,978

Loss from continuing operations before income tax	(1,387,197)	(836,737)	(3,059,459)	(854,564)

Provision for income tax	-	-	-	-

Net loss	(1,387,197)	(836,737)	(3,059,459)	(854,564)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	-	-	(2,666)

Comprehensive loss	$(1,387,197)	$(836,737)	$(3,059,459)	$(857,230)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.05)	$(0.06)	$(0.13)	$(0.06)

Weighted average shares of share capital outstanding - basic & diluted	26,891,330	14,610,934	24,298,800	14,312,248

Weighted average number of shares used to compute basic and diluted loss per share for the three month and nine months periods ended March 31, 2012 and 2011 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,059,459)	$(854,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	80,303	3,907
Depreciation and amortization	178,875	51,373
Share based payment awards	674,725	545,800
Stock issued to third parties for services	467,590	78,001
Stock issued to branchowners as commission	-	25,267
Gain on sale of marketable securities	-	(5,057)
(Increase) decrease in current assets:
Accounts receivable	(421,508)	95,926
Prepaid expenses	(236,253)	60,000
Other current assets	19,556	5,382
Increase (decrease) in current liabilities:
Accounts payable	345,464	(121,886)
Accrued liabilities	710,893	(21,654)
Net cash used in operating activities	(1,239,814)	(137,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	-	32,812
Purchase of property and equipment	(2,992)	(1,585)
Cash proceeds from sale of assets	850	-
Cash received as part of acquisition	170,000	13,664
Cash received from employee advances	10,169	1,993
Cash proceeds for security deposits	4,225	-
Net cash provided by investing activities	182,252	46,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	820,738	500,000
Cash proceeds from exercise of warrants	500,000	-
Cash proceeds from related party	70,000	-
Cash payments on loan from related party	(120,000)	(20,000)
Net cash provided by financing activities	1,270,738	480,000

NET INCREASE IN CASH & CASH EQUIVALENTS	213,176	389,379

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21,470	75,763

CASH & CASH EQUIVALENTS, ENDING BALANCE	$234,646	$465,142

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2011 which were filed with the Securities and Exchange Commission on October 13, 2011 in the Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

Accounts Receivable
Accounts receivable represent commissions earned on closed loans and fees charged that the Company has not yet received payment. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of the branch owner’s ability to pay.

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

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of March 31, 2012 and June 30, 2011, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Advertising
Advertising costs are expensed as incurred.  Advertising expense for the three month and nine month periods ended March 31, 2012 and 2011 were $188,741 and $372,499, and $7,620 and $12,638, respectively.

Share Based Payment Plan
Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans, revenue earned from the origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 5 to 7 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue from the override fees is recognized as earned when the loan is sold off of the warehouse line.

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

NOTE 2  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 as of March 31, 2012 and June 30, 2011, respectively.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2012 (Unaudited)	June 30, 2011
Fixtures and equipment	$1,561,818	$241,894
Accumulated depreciation	(1,068,962)	(216,573)
Property and equipment, net	$492,856	$25,321

Depreciation expense for the three month and nine month periods ended March 31, 2012 and 2011 was $26,079 and $69,935, and $2,216 and $7,689, respectively.

NOTE 4  STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental disclosures for cash flows at March 31, 2012 and 2011 consist of:

	Nine months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3,719	$5,180
Cash paid for income taxes	$-	$-

Supplemental Disclosures for Non-Cash Investing and Financing Activities were as follows:

Acquisitions of UCMC (2011); Brookside, Founders, Fidelity and Iowa Mortgage (2012):
Accounts receivable, net	$(49,617)	$(250)
Other assets	(25,702)	-
Property and equipment, net	(535,328)	(15,625)
Employee advances	(22,174)	(189,654)
Notes receivable	-	(360,000)
Intangible assets	(2,099,252)	(1,087,432)
Security deposit	(7,818)	(8,375)
Accounts payable	23,417	-
Accrued liabilities	10,046	-
Common stock	4,122	2,393
Additional paid in capital	2,872,306	1,672,607

Stock issued to employees as bonus	$1,094,725	$-
Stock issued to consultants for services	$825,590	$-

NOTE 5  RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company agreed to issue 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of Agreement. For the three months and nine months ended March 31, 2012, the Company recorded $62,500 and $175,000 in compensation expense, $2,250 and $6,750 in car allowance and $989 and $5,334 in life and health insurance benefits, and $31,250 of the compensation remains payable at March 31, 2012. For the three months and nine months ended March 31, 2011, the Company recorded $56,250 and $56,250 in compensation expense, $0 and $0 in car allowance and $757 and $757 in health insurance benefits.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. For the three months and nine months ended March 31, 2012, the Company recorded $50,000 and $150,000 in compensation expense, $2,100 and $5,600 in car allowance and $1,468 and $7,318 in life and health insurance benefits and $26,667 of compensation remains payable at March 31, 2012. During the three months and nine months ended March 31, 2011, the Company recorded a compensation expense of $50,000 and $150,000, $2,100 and $5,100 in car allowance and $3,870 and $11,261 in life and health insurance benefits.

The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family. The terms under the lease agreement is of month-to-month operating lease. Total rents paid for the office lease for the three and nine months ended March 31, 2012 and 2011were $10,259 and $30,509, and $9,865 and $29,335, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at March 31, 2012 was $0. The revolving credit line is still available to the Company to borrow funds up to $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $7 and $909, and $704 and $2,141, for the three and nine months ended March 31, 2012 and 2011, respectively.

Other Directors
On March 15, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of United Community Mortgage Corp. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 and $90,000 for the three months and nine months ended March 31, 2012.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Brookside Mortgage. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $30,000 and $90,000 for the three months and nine months ended March 31, 2012.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Iowa Mortgage Professionals, Inc. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the Iowa branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $30,000 and $50,000 for the three months and nine months ended March 31, 2012.

Loan receivable from a related party as of March 31, 2012 and June 30, 2011 consists of:

	Original loan	Balance due March 31, 2012 (Unaudited)	Balance due June 30, 2011
Secured loans to NWBO Corporation (NWBO) bearing annual interest at 9.25% with no defined payment terms	$167,000	$88,898	$88,898

Accrued interest due from NWBO		8,567	2,584
	$167,000	$97,465	$91,482
Less allowance for uncollectible amounts	-	-	-
	$167,000	$97,465	$91,482

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. The Company recorded interest income of $2,126 and $6,378 and $2,148 and $6,445, from the loan receivable from NWBO for the three months and nine months ended March 31, 2012 and 2011, respectively.

The Company conducted business with the Farmington, New Mexico Branch office which is operated by a former director of the Company. Commissions recorded as expense under the branch agreement for the three months and nine months ended March 31, 2012 and 2011 were $12,269 and $90,256, and $33,635 and $161,957, respectively. At March 31, 2012 and June 30, 2011, the Company owed $0 to the Farmington Branch in commissions. This director resigned from the Board on January 3, 2012 to concentrate on expanding his branch operations.

On March 29, 2012, one of the Company’s directors is a principal of a management company that provided a revolving line of credit to the Company in the amount of $100,000. The line of credit is unsecured, bears a 6% annual rate of interest and is due on March 20, 2013. As of March 31, 2012, the Company has borrowed $70,000 against this line of credit for its working capital requirements.

One of the Company’s directors is a principal of a management company that provides a revolving warehouse line of credit to the Company. Amounts outstanding on the credit line as of March 31, 2012 and June 30, 2011 amounted to $11,896,016 and $1,103,672 which were offset by an equal amount of funding receivable as of March 31, 2012 and June 30, 2011, respectively (See Note 9).

NOTE 6  NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary UCMC executed a Promissory Note with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Promissory Note is secured by real estate parcels. The Company recorded an interest income of $819 and $2,341 for the three months and nine months ended March 31, 2012. Interest receivable on this note amounted to $3,160 and $1,617 as of March 31, 2012 and June 30, 2011. The Promissory Note balance recorded as of March 31, 2012 and June 30, 2011, was $360,000.

On December 31, 2010, PrimeSource Mortgage, Inc., a subsidiary of the Company, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 as of March 31, 2012 and June 30, 2011. During the nine months ended March 31, 2012, the Company received $10,169 in payments generated by earnings for the services provided by the employees to offset against their advances. Employee advances recorded as of March 31, 2012 and June 30, 2011 were $141,986 and $152,155, respectively.

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

Estimated fair value of the assets acquired on August 1, 2011:

Accounts receivable	$40,929
Furniture and equipment, net	349,739
390,668
Liabilities assumed	-
Net assets acquired	390,668
Goodwill	859,332
Total consideration paid	$1,250,000

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

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders, Fidelity, and IMP (“Acquirees”) recorded in the accompanying financial statements at March 31, 2012, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained effective control over the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through March 31, 2012.

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus, identifiable intangible assets customer lists and goodwill were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at March 31, 2012.

NOTE 8  INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2012 (Unaudited)	June 30, 2011
Intangible assets not subject to amortization:
FHA "Full Eagle" Status Permit	$938,790	$938,790
Goodwill	1,721,576	-
State Licenses	31,293	31,293
	2,691,659	970,083
Less: Impairments	-	-
Balance	$2,691,659	$970,083

Intangible assets subject to amortization:
Customer list	$495,023	$117,349
NWBO License	824,999	824,999
	1,320,022	942,348
Less: accumulated amortization	(425,796)	(316,855)
Balance	$894,226	$625,493

Total Intangible Assets, net	$3,585,885	$1,595,576

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of its attaining Full Eagle status. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of March 31, 2012.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the three and nine months ended March 31, 2012 and 2011 was $21,581 and $64,744, and $14,732 and $44,197, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense to be recognized for the year ending June 30, 2012 was $21,581, for 2013 and 2014 was $86,326, and for each of the years from 2015 to through 2019 was $47,209.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the three and nine months ended March 31, 2012 and 2011 was $14,732 and $44,197, and $14,732 and $44,197, respectively. Amortization expense to be recognized for the year ending June 30, 2012 was $14,732, and for each of the years ending June 30, 2013 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 9 WAREHOUSE LINES OF CREDIT

The Company has six warehouse lines of credit available for its funding of mortgage loans for a short term period.  (i) On August 3, 2008, the Company entered into a warehouse line of credit agreement with a mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans, (ii) On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2009 to increase the credit line to up to $4,000,000. The annual interest rate on the new line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%, (iii) On September 30, 2010, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The warehouse line was renewed for a one year term expiring on September 30, 2012. The unpaid balance on the lines of credit bears an interest rate equal to prime interest rate plus 2% with a floor of 7%, (iv) On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 bearing interest equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum; (v) On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%; and (vi) On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Per the terms of the agreement, the company could be required to repurchase the loan subject to certain terms and conditions.

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid within 5 to 7 days when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $11,861,910 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of the same amounts from the third party investors as of March 31, 2012. The Company has recorded the amounts receivable against the loans and related liability against the lines of credit of the same amount in the accompanying financial statements as of March 31, 2012. The Company has not borrowed funds from the credit line (ii) stated above as of March 31, 2012.

NOTE 10  STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at March 31, 2012 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the nine months ended March 31, 2012:

2002 Stock Option/Stock Issuance Plan
In December 2011, the Company increased the number of shares authorized under the Company’s 2002 Stock Option/Stock Issuance Plan to 3,250,000 shares of common stock for non-statutory and incentive stock options and stock grants under the plan which is subject to adjustment in the event of stock split, stock dividends, and other situations. This plan expired on December 31, 2011, although pursuant to the terms of the plan any options and unvested stock issuances outstanding at that time under the plan will continue to have full force and effect in accordance with the provisions of the documents evidencing such options or issuances. In November 2011, the Company granted 199,000 shares of its common stock to its employees as stock awards under the plan, valued at $159,200, and such shares were issued to employees on February 3, 2012. At March 31, 2012, 138,806 shares remained unissued and cancelled under this plan.

On December 12, 2011, the shareholders of the Company authorized and approved 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. As of March 31, 2012, the Company granted 304,100 shares of common stock to employees under 2012 Plan, of which the Company has issued 158,100 shares to the employees as stock awards valued at $126,480 on the date of grant.

Other Stock Issuances
On July 6, 2011, the Company issued 1,050,000 shares of restricted common stock valued at $945,000 for acquisition of Brookside and Founders Mortgage. The shares were issued to the shareholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On August 18, 2011, the Company issued 1,785,714 shares of restricted common stock valued at $1,250,000 for acquisition of Fidelity Mortgage Company. The shares were issued to the shareholders of Fidelity for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On September 30, 2011, the Company issued 1,000,000 shares of its common stock to two accredited investors, one of which is a director of the Company, and received cash proceeds of $500,000 upon their exercise to purchase warrants at $0.50 per share.

On November 1, 2011, the Company issued 1,285,714 shares of restricted common stock valued at $681,428 for acquisition of Iowa Mortgage Professionals, Inc. The shares were issued to the shareholder of IMP for acquiring its 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On January 13, 2012, the Company issued 125,000 shares of its common stock valued at $66,250, to a consultant for providing investor/public relations services. The shares were valued at their fair value on the contractual agreement date.

On February 2, 2012 and March 8, 2012, the Company issued 125,000 shares and 550,000 shares of its common stock valued at $32,500 and $357,500 to a consultant for providing investor relations and business advisory services. The common shares issued were valued at the contractual agreement date of February 1, 2012.

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. Through March 31, 2012, the Company sold 1,094,328 shares to accredited investors for cash proceeds of $820,747.

Total common shares issued and outstanding under all stock plans at March 31, 2012 were 27,566,015.

During the nine months ended March 31, 2012, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan and 2012 Stock Incentive Plan.

Warrant issuances
On March 28, 2011, the Company granted 500,000 warrants to a director and 500,000 warrants to an accredited investor/shareholder in conjunction with purchasing 1,000,000 units at $0.50 per unit, each unit comprising of one common share and one warrant. The warrants were exercisable at any time through September 30, 2011. On September 30, 2011, the accredited investor and the director exercised their warrants and the Company received cash proceeds of $500,000.

,

During the nine months ended March 31, 2012, the Company issued to accredited investors 1,094,328 warrants to purchase 1,094,328 shares of common stock at an exercise price of $1.00.  The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $350,397 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 181.38%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raising, no expense was recorded in the accompanying financial statements as of March 31, 2012.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has 5,094,328 warrants outstanding as of March 31, 2012 at an exercise price of $1.00.

NOTE 11  COMMITMENTS

Nationwide By Owners License
The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval has been obtained between NWBO and a national marketing company. There are on-going conversations taking place at this time, but no agreement has been executed. NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two. Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms. Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.

Pursuant to the agreement with NWBO, the Company has also committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States of America.

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately ~~20~~7% of the loans being derived from the NWBO signs. However, management also believes there are other benefits from the association for the branches in the form of marketing exposure and the control of a transaction. If a prospective buyer calls the telephone number on the NWBO sign while looking for a property, and if they are not already working with a realtor, the branch office has the opportunity not only to generate the loan business, but may also refer a lead prospect to a producing realtor in the market area.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is at its book value. The book value of the license estimated was less than the computed value at March 31, 2012 and June 30, 2011.

Lease commitments
The Company leases office space in an office building that is 100% owned by an LLC whose members are the Company’s Executive Vice-President and his immediate family. The terms under the lease agreement is of month-to-month operating lease and there are no future non-cancelable lease commitments due by the Company. Total rents paid for the office lease for the three months and nine months ended March 31, 2012 and 2011 were $10,259 and $30,509, and $9,865 and $29,335, respectively.

The Company rents property and equipment under a rental agreement with cancellable term. Total rent recorded as expense under the agreement for the three months and nine months ended March 31, 2012 and 2011 were $23,587 and $51,067, and $2,866 and $5,664, respectively.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $69,611. The leases expire between August 2012 and December 2016. Total rent expense recorded for the three and nine months ended March 31, 2012 and 2011was $208,274 and $482,905, and $14,565 and $34,035, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at March 31, 2012 are as follows:

For the year ended June 30,	Amount

2012	$172,341
2013	234,119
2014	181,431
2015	178,654
2016	170,648
After 2016	85,002
Total	$968,865

NOTE 12  LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2012 and 2011were 26,891,330 and 24,298,800, and 14,610,934 and 14,312,248, respectively. Loss per common share for the three and nine months ended March 31, 2012 and 2011was $0.05 and $0.13, and $0.06 and $0.06, respectively.

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

The fair value of the assets and liabilities was determined using Level 2 inputs.  The carrying amounts and fair values of the Company’s financial instruments at March 31, 2012 and June 30, 2011are as follows:

	March 31, 2012 (Unaudited)		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$234,646	$234,646	$21,470	$21,470
Accounts receivable	453,764	453,764	40,768	40,768
Loans held for sale	11,861,910	11,861,910	-	-
Prepaid expenses	428,253	428,253	192,000	192,000
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$503,677	$503,677	$134,797	$134,797
Warehouse line of credit	11,861,910	11,861,910	-	-
Accrued stock payable	-	-	778,000	778,000
Accrued liabilities	759,965	759,965	39,028	39,028
Due to a related party	70,000	70,000	120,000	120,000

NOTE 14  INDUSTRY RISKS

The mortgage industry has gone through a significant consolidation over the past four years. The foreclosures in 2011 and 2010 have caused a credit tightening, making qualifying for loans more difficult for borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat in 2011 and 2010. The lower rates in 2010 and 2011 have brought the market back to some degree. Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2012 requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations.  Operations of the Company have been modified to ensure continued compliance with the new requirements.  To keep up with the regulatory changes in the mortgage industry, the Company changed its growth strategy and attained Full Eagle status by acquiring UCMC, acquired four additional operating entities since July 2011 with past profitability performance, which required a significant investment of resources over the last nine months to facilitate the acquisitions and their integration into the operations of the Company.  Although every effort is being made to consolidate operations, cut costs and increase revenue, the Company cannot predict with certainty that these entities will perform at the same or better profitable level in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

NOTE 15  SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 15, 2012, the date these financial statements were issued.

On April 17, 2012, UCMC changed its domicile to the State of Delaware and changed its name to PrimeSource Mortgage, Inc.

On April 23, 2012, the Company issued 31,495 shares of its common stock valued at $26,400 to vendors for providing legal and consulting services. The shares issued were valued at the fair value on the date of issuance.

On April 23, 2012, the Company issued 30,350 shares of its common stock valued at $24,887 to employees as bonus for achieving their sales targets for the quarter ended March 31, 2012. The shares were valued at the fair value on the date of issuance.

On April 30, 2012, the Company issued 125,000 shares of its restricted common stock valued at $66,250 to a consultant for providing public relations and investor relation services for the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

Overview

PSM Holdings, Inc. (“PSMH” or the “Company”), through its wholly owned subsidiaries, is engaged in the business of mortgage banking, in which PSMH both originates and funds mortgage loans through its own warehouse lines of credit which currently accounts for about 90% of closed loans, as well as mortgage brokerage, in which PSMH originates mortgage loans funded by third-party lenders. PSMH immediately sells these loans to its third-party lenders or into the secondary mortgage market. PSMH offers a full range of mortgage loan products, including adjustable rate mortgages, fifteen, twenty, and thirty-year fixed rate loans, and balloon loans with a variety of maturities, as well as refinancing, construction loans, second mortgages, debt consolidation, and home equity loans.

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

PSMH’s new business model involves owning branch offices, rather than maintaining a network of independently operated branch offices as PSMH previously did under its old legacy business model. Management believes this will have significant implications for PSMH’s revenue and expense streams going forward.

Under the old business model, operations were conducted by PSMH’s wholly-owned subsidiary, PrimeSource Mortgage, Inc. (PSMI), through 30 independently operated branch offices located in 17 states, primarily in the southwestern states of New Mexico, Oklahoma, and Texas, under an Independent Network Office Agreement. The~~is~~ exclusive agreement provided that PSMI shares commissions with branch offices, PSMI received a $500 to $550 flat fee per loan closed.

Under the new current business model, our business operations are conducted by PSMI’s wholly-owned subsidiary UCMC. All branch revenue flows directly to PSMI through UCMC, and PSMH through PSMI. UCMC is responsible for all branches operating expenses, and all acquired branch offices are still  managed on a day-to-day basis by existing management to take advantage of their expertise and knowledge of local real estate markets.

In April 2012,  management restructured the Company by merging PSMI into UCMC and changing the domicile of UCMC from the State of New Jersey to the State of Delaware.  As a result of the restructuring, PSMH will have a single wholly-owned subsidiary, UCMC, which has undergone a name change to PrimeSource Mortgage, Inc., and  conducting all business operations under both the old and new business models. As the new business model gains traction, management expects the contribution from the old business model to account for an increasingly smaller proportion of revenue and expenses.

Approximately 75% of loan applications are generated from business contacts and previous client referrals at each of the branch offices, while realtor referrals generate another 15%.  Approximately 10% come from other advertising and marketing efforts, including roughly 7% from Nationwide By Owner, Inc. (“NWBO”).

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

The agreement with NWBO, originally signed on April 14, 2006, and recently renewed for an additional five years on April 14, 2011, is automatically renewable for two successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term. The agreement is also terminable by either party for breach by the other party or change of control of the other party. PSMH paid cash of $150,000 and issued 150,000 shares of common stock valued at $675,000 to NWBO and its owners for this license, which is being amortized over 14 years.

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

More recently, PSMH announced that its subsidiary, UCMC, has been approved as one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  UCMC’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011 to Costco members. Initially, UCMC will service leads originated in Oklahoma, Texas, New Mexico, and Missouri, and management anticipates that other states will likely be added in the future.  UCMC has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this to 4,000 and then to 5,000 leads by the beginning of the fiscal fourth quarter. UCMC believes it can manage this level of leads with its current infrastructure. Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

Results of Operations

Our consolidated results of operations for the three and nine months ended March 31, 2012 and 2011 include the operating results of PSM Holdings, Inc., operating results of our wholly-owned subsidiary PrimeSource Mortgage, Inc., and results of operations of PSMI’s wholly-owned subsidiary United Community Mortgage Corp. since its acquisition effective March 16, 2011.

We reported a net loss of $1,387,197 and $3,059,459 for the three and nine months ended March 31, 2012 compared to a net loss of $836,737 and $857,230 for the same comparable prior year periods. The increase in loss was principally attributable to the Company’s acquisition of four mortgage companies, investment in the human resources of each of those acquistions, and investment in recruiting experienced mortgage executives which resulted in the Company incurring significant general and administrative expenses as compared to the expenses incurred in comparable prior period in 2011. The fluctuations in revenues and expenses are more fully explained below.

Management believes a large part of the loss associated during the three month and nine month periods ended March 31, 2012 was related to the fact that the Company had incurred costs in setting up the infrastructure for additional acquisitions which have not occurred since November 2011.  The reason for the lack of acquisitions was that UCMC had to process a name change and a domicile change which took in excess of four months to complete. During this time period, no additional license applications and registration in various states could be initiated, and thus, no new acquisitions could be completed.  Since the name change and domicile change have recently been completed, management expects to move forward with the identified new acquisitions over the next six months and increase its revenue with minimal increase in costs

Revenues
Our total revenues increased by $2,800,320 or 373% to $3,551,378 for the three months period ended March 31, 2012, and increased by $5,995,294 or 189% to $9,160,666 for the nine months period in 2012, as compared to the same comparable periods in 2011. Our revenues for the three and nine months period increased due to the net increase of five acquisitions in our operations and as a result closing 1587 loans during the nine months period ended March 31, 2012 as compared to 645 loans closed for the comparable prior year period, an increase of 946 loans (146%).  Some of our existing branches also increased their production during this time period as their businesses matured. Management believes adding acquisitions with strong producing branches is a viable way to continue to grow our business and increase revenues.  Presently, our network can expect to add 3 to 5 new acquisitions with no added management expense.

Operating Expenses
Our total operating expenses increased by $3,368,353 or 210% to $4,973,111 and increased by $8,272,463 or 204% to $12,324,377 for the three and nine month periods ended March 31, 2012, as compared to the same comparable periods in 2011. Operating expenses for the three and nine months ended March 31, 2012 included (1) an increase in our selling, general and administrative expenses of $3,304,418 (208%) and $8,144,961 (204%) as compared to the comparable prior year periods primarily due to a) an increase in payroll and brokerage commission expense of $2,392,681 and $4,919,488 which included $187,295 and $674,817 of stock bonuses granted to employees, and due to the increase in headcount as a result of acquisition of five entities, additional increase in payroll expense due to investment in recruiting experienced mortgage executives, b) increase in advertising and investor relations expense of $363,054 and $327,857, c) an increase in rent expense of $223,709 and $448,870 due to additional entities acquired, d) increase in website and information technology maintenance expense $46,325 and $36,092, e) other administrative overhead incurred due to the acquisition of five entities. Depreciation and amortization expense increased by $63,935 to $80,883 and increased by $127,502 to $178,875 for the three and nine months ended March 31, 2012 as compared to the comparable prior year periods, primarily due to the change in the amortization period from 5 to 8 years of identifiable intangible assets (customer lists) acquired as a result of four acquisitions during the three and nine months ended March 31, 2012.

Total operating expenses as a percentage of revenues were 140% and 135% for the three month and nine month periods ended March 31, 2012 as compared to 214% and 128% for the comparable prior year periods.

Non-operating income (expense)
Our total net non-operating income increased by $17,573 to $34,536 and increased by $72,274 to $104,252 for the three and nine months ended March 31, 2012, as compared to the comparable prior year periods. The increase resulted primarily due to receipt of contributions, sponsorship and advertising funds received for our annual trade conference in 2012 as compared to 2011.

Other comprehensive income or loss
Our unrealized loss on marketable securities for the three and nine months ended March 31, 2012 was $0 and $0 as compared to $0 and $2,666 for the comparable prior year periods. Unrealized loss resulted due to the decrease in the market value of the marketable securities held at March 31, 2011 and 2010, respectively.  We did not own any marketable securities at March 31, 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $234,646 at March 31, 2012. As shown in the accompanying consolidated financial statements, we recorded a net loss of $3,059,459 for the nine months ended March 31, 2012, compared to a net loss of $854,564 for the comparable prior year period. Our current liabilities exceeded our current assets by $206,631 at March 31, 2012, and our net cash used in operating activities for the nine months ended March 31, 2012 was $1,239,814. We expect to complete seven acquisitions during the current fiscal year (four of which we have already completed since July 1, 2011), while our existing branches continue to strengthen and mature due to the anticipated recovery in mortgage business. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders.

Operating Activities
Net cash used in operating activities for the nine months ended March 31, 2012 was $1,239,814 and resulted primarily due to an increase in accounts receivable of $421,508, an increase in prepaid expenses of $236,253, a decrease in other current assets of $19,556, an increase in accounts payable of $345,464 and an increase in accrued liabilities of $710,893. We recorded a net loss of $3,059,459 for the nine months ended March 31, 2012 as compared to a net loss of $854,564 for the comparable prior period. The increase in loss was primarily attributable due to increase in payroll expenses due to increase in headcount as a result of acquisition of four entities, increase in brokerage commissions, increase in website and information technology maintenance expense, and increase in advertising and investor relations expenses when compared to the prior year comparable period.

Investing Activities
Net cash provided by investing activities for the nine months ended March 31, 2012, was $182,252 as a result of net cash of $170,000 received as part of acquisition of four branches, cash used to purchase property and equipment of $2,992, cash received from sale of assets of $850, cash proceeds for security deposits of $4,225, and cash received from employee advances of $10,169. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2012was $1,270,738 consisting of cash proceeds of $820,738 from sale of our common stock to accredited investors, cash proceeds of $500,000 received from the exercise of warrants, and cash proceeds of $70,000 received from a related party for funding our operations, and cash payment of $120,000 to repay a loan received from a related party.

As a result of the above activities, we experienced a net increase in cash and cash equivalents of $213,176 for the nine months ended March 31, 2012. We believe our future success is dependent upon acquiring profitable and stable mortgage companies, expanding the business of our existing branches, capitalizing on the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities to accredited investors.

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

Share Based Payment Plan
Under the 2012 Stock Option/Stock Issuance Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The stock issuance plans provide for issuance of stock to branch employees for outstanding performance. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. Revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan. In addition, we receive supplemental compensation from our warehouse line providers based on achieving certain production levels which is recognized as revenue when the loans are sold off the warehouse lines.

Recent Accounting Pronouncements
The Company has evaluated and implemented all new accounting pronouncements and accounting standards that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2012, we are not involved in any material unconsolidated SPEs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Ron Hanna, our principal executive officer and principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We identified an area where internal control was inadequate surrounding month-end cut-off procedures and a lack of properly documented management review controls. Management continues to strengthen, review and assess the internal controls surrounding month-end cut-off procedures and has implemented procedures and assigned personnel to cure this deficiency. We have recently recruited a contracted financial controller and implemented an online accounting and reporting system which will help alleviate recording month-end cut-off procedures.  Further changes may include such activities as providing additional training for the employees to new accounting and reporting system, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the quarter ended March 31, 2012, we received notification from Michael Lucey’s counsel alleging violations of employment laws in the State of New Jersey, defamation of Mr. Lucey, and tortuous interference with his economic advantages. Our legal counsel in New Jersey is evaluating the merits of the claims and has informed Mr. Lucey’s counsel that we intend to vigorously defend against any action to enforce these claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. During the quarter ended March 31, 2012, we sold approximately 1.4 units consisting of 143,332 shares and 143,332 warrants to six accredited investors for gross cash proceeds of $107,500. The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the Units. Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sales of the Units.

Item 5.  Other Information

On April 17, 2012, United Community Mortgage Corporation, a subsidiary of PrimeSource Mortgage, Inc., our wholly owned Texas subsidiary, completed a change of its domicile from the State of New Jersey to the State of Delaware and changed its name to PrimeSource Mortgage, Inc.  We are currently in the process of changing the name of our Texas subsidiary.

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

PSM HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Ron Hanna
Ron Hanna, President Chief Executive and Principal Financial Officer