Form 10-K
period 2012-06-30
PSM HOLDINGS INC
filed 2012-10-15
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 333-151807

PSM Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	90-0332127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Mosteller Drive, Oklahoma City, Oklahoma	73112
(Address of principal executive offices)	(Zip Code)

1112 N. Main Street, Roswell, New Mexico 88201
(Former Address of principal executive office)

Issuer’s telephone number, including area code:  (405) 753-1900

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
(1)  Yes [X]    No [   ]       (2)  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [   ]                                                   Accelerated Filer  [   ]
Non-accelerated Filer  [   ]                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,756,639 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At October 15, 2012, there were 29,000,952 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that transactions may not be timely completed;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us;
•	the loss of branch offices from our network; and
•	failure to successfully generate loan originations or otherwise market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to PSM Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I

ITEM 1.  BUSINESS

Historical Information

PSM Holdings, Inc. (“PSMH” or the “Company”) was originally incorporated under the laws of the State of Utah on March 12, 1987, and changed its corporate domicile to the State of Nevada effective August 17, 2001.  On December 12, 2011, the shareholders approved a subsequent change of our corporate domicile to the State of Delaware which became effective on December 29, 2011, through the merger of the Nevada corporation into a Delaware corporation incorporated on December 13, 2011, for the sole purpose of changing the corporate domicile.  The wholly-owned subsidiaries, WWYH, Inc., a Texas corporation (“WWYH”), formerly named PrimeSource Mortgage, Inc., a Texas corporation, is our inactive wholly-owned subsidiary and PrimeSource Mortgage, Inc., a Delaware corporation (“PSMI”), formerly named United Community Mortgage Corp., a New Jersey corporation, is our sole active operating subsidiary.

From time to time management has been engaged in preliminary discussions with potential acquisition candidates in the mortgage brokerage and banking industry.  Management continues to engage in preliminary discussions with potential acquisition candidates in this industry.

During the years ended June 30, 2012 and 2011, and to date we have acquired five additional mortgage brokerage and banking companies and continue to seek additional acquisition targets.

•
On March 16, 2011, we acquired PSMI, formerly known as United Community Mortgage Corp., a New Jersey corporation.  The corporate domicile of this entity was subsequently changed to the State of Delaware.  PSMI is a “Full-Eagle” mortgage banking company which we acquired for 2,392,858 shares of our common stock valued at $1,675,000.

•
Effective July 1, 2011, PSMI acquired Brookside Mortgage, L.L.C., a mortgage banking and brokerage company based in Tulsa, Oklahoma.  We acquired this entity for 925,504 shares of our common stock, as adjusted, valued at $807,853.

•
Also effective July 1, 2011, PSMI acquired Founders Mortgage, LLC, a mortgage banking and brokerage company based in St. Louis, Missouri.  We acquired this entity for 250,000 shares of our common stock valued at $225,000.

•
On August 8, 2011, PSMI acquired Fidelity Mortgage Company, a mortgage banking and brokerage company based in Grand Junction, Colorado.  We acquired this entity for 1,785,714 shares of our common stock valued at $1,250,000.

•
On November 1, 2011, PSMI acquired Iowa Mortgage Professionals, Inc., a mortgage banking and brokerage company based in Des Moines, Iowa.  We acquired this entity for 1,285,714 shares of our common stock valued at $681,428.

Business Operations

PrimeSource Mortgage, Inc. (“PSMI”) offers a full range of mortgage loan products, including adjustable rate mortgages, fifteen, twenty, and thirty year fixed rate loans, with a variety of maturities.  These residential mortgage loans are provided in the retail marketplace for purchases, refinancing, construction loans, second mortgages, debt consolidation and home equity loans.  Residential mortgage loans are provided to various consumers including “prime” credit borrowers who desire conventional conforming loans, government products including VA, FHA, and Rural Development loans, reverse mortgages as well as jumbo loans.  PSMI operates primarily in Arkansas, Colorado, Florida, Iowa, Missouri, Montana, Nebraska, New Jersey, New Mexico, Oklahoma, Texas and Utah and will continue to expand its operations throughout the United States.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit provide short term funding for mortgage loans originated by all of the PSMI offices.  The warehouse lines of credit are repaid typically within an overall average of 22 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 90% of all of the residential mortgage loans are currently being closed using the available warehouse lines of credit.  Arrangements have been made with our primary warehouse provider, a related party, to handle the growth currently being experienced, as well as anticipated growth.

PSMI network is comprised of approximately 20 offices that operate around the country originating mortgage loans under the “We Walk You Home” brand.  Because of recent federal legislation affecting the mortgage industry, PSMI has developed a new business model to attract existing mortgage companies to join our network.  By joining our network or merging with PSMI, which holds the “full eagle” HUD approval, these offices are able to continue to operate in a compliant manner.

To support the new business model, significant upgrades in technology were added to create a more scalable business platform to report, manage and grow existing offices.  Experienced industry executives and staff were also added to implement additional accounting and loan origination processes and systems in order to facilitate the acquisitions and growth strategy in the years ended June 30, 2011 and 2012, respectively.  As a result of these acquisitions, additions to the firm’s technology and management, we have experienced significant production growth and associated gross revenues.

License Agreement with Nationwide

On April 14, 2006, WWYH entered into our license agreement with Nationwide By Owner, Inc., a Texas corporation with offices in Fort Worth, Texas (“Nationwide”).  The license grants all of PSMI offices and their loan officers the exclusive right to leads generated by Nationwide’s proprietary software which generates contact and other information of potential mortgage loan clients.  Nationwide began developing this technology in early 2001 and sold it to various mortgage lenders as a service.  A few years later, they began providing the technology to real estate brokers.  Nationwide currently operates primarily in the states of Texas, New Mexico, Oklahoma, Nebraska, Iowa, Washington, and Colorado and generates leads for us in these states in which we presently operate.

The term of the license agreement is for an initial period of five years and is automatically renewable for three successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term.  The agreement is also terminable by either party for breach by the other party or change of control of the other party.

The license agreement grants the exclusive license to use Nationwide’s sales lead database for the purpose of developing a national processing center to originate and broker real estate mortgage loans.  The license agreement also grants the right to sell the Nationwide “for sale by owner” signs in the marketplace.  WWYH does not have the right to assign or sublicense rights to any other party without the express written consent of NWBO.  WWYH is currently in the process of assigning its licensing rights to PSMI.  Pursuant to the license agreement, WWYH paid $150,000 and issued 150,000 shares of PSMH common stock to Nationwide and its owners for this license.  The total cost of licensing agreement was valued at $824,999.

Nationwide has granted WWYH a right of first refusal to purchase the company in the event they receive an offer from another source.

The license agreement also includes mutual indemnification provisions.

On or about May 15, 2007, WWYH loaned an aggregate of $167,000 to Nationwide for its operating expenses.  These funds were provided to Nationwide to assist it in its negotiations to secure a national marketing company or a national retail outlet to sell the smart signs created by Nationwide.  These marketing outlets would expose Nationwide to a substantial number of end-users.  Since WWYH has the exclusive right to leads generated from these signs, management determined that it had a valid business purpose to lend the money to Nationwide to assist in this process.  This loan is evidenced by a promissory note which was originally due on May 30, 2008 and extended through June 15, 2012.  The loan bears interest at 9.25% per annum and requires monthly payments of $1,000 beginning June 30, 2008, with a balloon payment of $96,381 due on the maturity date.  The loan is secured by the 150,000 shares of PSMH common stock which we issued to Nationwide in the original agreement.  Nationwide has repaid all but $88,898 of the principal amount due on June 15, 2012.  On June 15, 2012, we renegotiated the promissory note with Nationwide and agreed to (i) amend the annual interest rate on the promissory note to 6%, and (ii) extend the maturity date to September 30, 2013.  All other terms and conditions of the promissory note remained the same.  The loan to Nationwide was under-collateralized by approximately $30,400 using the closing share price of $0.39 of PSMH common stock as of June 30, 2012.  Due to the contract renegotiation and high volatility of PSMH share price, WWYH did not deem it necessary to record a provision for doubtful debts as of June 30, 2012 for the under collateralized amount.

Generation of Mortgage Loan Leads by Nationwide By Owner

Through our exclusive license with Nationwide, PSMI’s offices obtain leads generated by Nationwide.  Nationwide derives its leads from individuals selling their own homes and through real estate agents that have relationships with our branch offices.  In addition, there are small to mid-size builders that use this technology that provides additional leads to the company.  Nationwide markets what it calls a “smart sign” which contains a toll-free number for potential buyers to obtain more information about the home.  Nationwide is able to retrieve and record the telephone number of the person seeking information and listening to an audio tour of the home.  The caller may also leave a message for the home owner, he or she can be forwarded directly to the owner’s telephone or to the realtor, or the party can leave a fax number for detailed information on the home.  Nationwide collects the caller information through a proprietary call-capture system and maintains this information on a database.  It is currently marketing the sign directly in approximately 10 states, including the states in which PSMI operates, and plans to  negotiate with a marketing company and establish a retail outlet to increase the use of the “smart sign” nationwide.  Only a handful of our offices have implemented this lead source to date.  PSMI plans to add training for the newly acquired offices to give them access to this excellent lead source in the future.

Through the licensing agreement with Nationwide, PSMI has direct access to the database of potential home buyers which permits us to contact these persons directly and offer our mortgage services.  Nationwide’s database also includes leads generated by persons visiting its website.

If Nationwide is successful in securing an agreement or arrangement to market its smart signs through a national marketing company or a national retail distributor, PSMI intends to create a national processing center to process the leads from these signs.  Although we are obligated to create the national processing center under the term of our original agreement with Nationwide, both parties have verbally agreed to delay the establishment of the center until Nationwide enters into an agreement with a national marketing company.  The processing center would be staffed by persons who could follow-up on these leads or be handled directly from one of our established lending centers.

Competition

PSMI competes on two levels.  First, PSMI offers mortgage loans to the consumer via PSMI offices located throughout the country.  These loans are funded approximately 90% by our warehouse lines of credit and subsequently sold, while the balance may be brokered to our inventory of national lenders with whom we have negotiated discounts over interest rates charged to borrowers outside of our network.

Due to PSMI’s marketing approach, including the trademarked “We Walk You Home” brand which emphasizes our ability to walk the customer through the myriad of documents necessary to complete the loan process, a competitive edge has been discovered in the marketplace.  Many consumers appreciate the essence of this slogan and benefit by having our representatives assist them throughout the long and confusing process of obtaining a mortgage loan.

Second, the organizational structure provided to our employees/lending centers must compete with other mortgage companies.  Being part of our network provides our employees and lending centers marketing, training, branding, and technical support assisting their office in every aspect of the mortgage operation.  It is for this reason, PSMI has experienced such significant growth and, due to its capital and market share positions in target markets around the country, PSMI attracts the highest quality mortgage professionals in the industry today.

In addition, PSMI has been approved as one of the ten Costco Approved Lenders, which also provides a competitive edge to being a part of the PSMI network because of the advantage gained by a nationally recognized brand that generates additional leads for our offices. This proven channel of receiving internet leads has ramped up consistently over the past 4 months since arriving on the Costco platform.  Other internet leads are derived from the Nationwide By Owner, Inc. website.  PSMI is in competition with a number of existing Internet mortgage firms.  Many banks and credit unions offer Internet mortgage services.  These firms may have more experience in the Internet mortgage industry and may be better funded.  We believe we can compete with these and other Internet based mortgage brokerage firms primarily due to the fact that we have an exclusive right to the leads being generated by Nationwide website and our relationship with Costco that provide quality leads.  Management believes that these leads make PSMI competitive with other firms due to the proven brand “We Walk You Home”, as well as the high quality leads derived from the Costco platform and Nationwide website.

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

We also are required to disclose reasons for credit denial and other matters to applicants.  The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms.  The signing and subsequent implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has had the most significant impact on mortgage origination in the United States.  Mortgage Brokerage and Mortgage Banking firms have been most heavily impacted by recent regulatory changes to financial and operational requirements to be in compliance to the new legislation.  Changes to loan officer compensation, requirements related to consumer disclosures and other licensing related mandates for mortgage professionals placed significant financial and operational constraints on organizations that were not prepared.  PSMI best positioned itself to meet these requirements in its public filings in 2005 and in the years that followed.  Investments in human and technology related resources have led to changes in processes and systems to address both federal and state requirements on mortgage origination.

We believe we are in material compliance with all government regulations applicable to our business operations.

Employees

As of October 12, 2012, we had a total of 174 full-time employees, including Ron Hanna, who serves as the Chief Executive Officer and Principal Financial Officer and Jeffrey Smith, who serves as the Executive Vice-President of the Company.  If we are successful in our efforts to acquire additional target companies and open the national processing center, we anticipate hiring additional employees to service our branch offices needs and the needs of the processing center.

ITEM 1A.  RISK FACTORS

Risks Related to Our Company and its Business

We experienced a net loss for the years ended June 30, 2012 and 2011.  If we are unable to secure funding to meet our future cash flow requirements, we may not be able to continue our business in the current form.

During the years ended June 30, 2012 and 2011, we experienced net losses of $3,360,788 and $2,077,425, respectively.  In the past, our management or persons associated with management have provided funds necessary to meet our cash flow requirements.  We may be required to raise additional capital to meet our future cash flow requirements and currently have no commitment from any external or internal parties for funding of operations and working capital requirements.  We have engaged the services of Littlebanc Advisors, LLC, an investment banking firm located in Boca Raton, Florida, to advise management as to capital raising options available to the Company.  There is no guarantee that we will be successful in raising additional capital, and if we are unable to secure funding to meet our cash flow requirements in the future we may not be able to continue our business at the levels currently anticipated.

We have a note receivable and employee advances receivable as of June 30, 2012 and 2011 that were acquired as part of our acquisitions.

If the maker of the note is unable to pay quarterly interest payments, or experiences a significant reduction in assets before the maturity date of the note, we may have to determine the note to be uncollectible and provide a valuation allowance.  The note has an original maturity date of five years and requires quarterly interest payments.  Interest payments due under the terms of the note have been paid in full, however each quarter ending during the reporting period, the interest payments have been paid late.  If the maker of the note is unable to make the quarterly interest payments, or if the maker of the note experiences a significant reduction in assets, we may not be able to continue to consider the note to be collectible, and will have to provide a valuation allowance.  Employees who received the advances have signed promises to pay that allow for arrangements and/or demands for payments should their employment be terminated by us.  As long as the employees are employed, we have a reasonable expectation that the advances will be repaid.  However, should the the employees who received the advances terminate their employment for any reason, they may not have the ability to pay and we will have to deem their advance uncollectible and provide a valuation allowance.

The continued downturn in the economy or a material increase in interest rates could indirectly have a material negative impact on our business operations.

We are dependent upon the commissions from the mortgage loans placed by us and our branch offices to generate revenue for our Company.  If the current economy remains in recession for a significant period of time, or if it evolves into a depression, fewer acquisitions of real estate would likely occur and fewer re-financings would take place.  This would result in our revenues being materially reduced.  Likewise, if mortgage interest rates increase significantly, the number of persons who purchase or refinance homes could decline, which would also affect our ability to generate commissions.  If because of the economic downturn or otherwise a significant number of borrowers default on their mortgage loans, additional lenders could discontinue providing mortgage loans which would make it more difficult to qualify customers or would reduce the number of loans we could place, either of which would result in reduced revenue for us.

We are in competition with a number of local, regional, and national mortgage brokerage firms.

The mortgage brokerage business is highly competitive.  In the geographic areas in which we and our branch offices operate, we compete with a number of locally owned mortgage brokerage firms, as well as regional firms such as First Advantage Mortgage, and national firms such as Bank America Mortgage.  Some of these competitors have longer operating histories and greater financial, technical, sales and marketing resources than do we.  In addition, we also face competition from potential new entrants into the market who may develop innovative technologies or business models.  Competitive pressures with these entities may result in reductions in the amount of commissions charged, reduced operating margins, or loss of market share, any one of which could seriously harm our business.

We have significant financial compensation commitments due to various employment agreements with key members of management.  If we are unable to generate sufficient revenue, due to our significant commitments to salaries and other compensation for key members of management, we may not be able to be profitable.

In our efforts to carry out our business model of attracting existing mortgage companies to join our network, we have committed to several employment agreements with several key members of our management team that could not be terminated and which will obligate the Company to substantial salary and other compensation expenses.  During the year ended June 30, 2012, we incurred over $1.2 million in salary and commission expense to key members of management pursuant to various employment agreements.  If the Company is unable to produce significant revenue,  the Company may not reach profitability due to salary and other compensation expenses due to key members of management.

We are dependent upon warehouse lines of credit in order to provide loan funds for our lending services.  If we lose our warehouse lines of credit, we will not be able to access sufficient loan funds to maintain our lending services and our business may fail.

PSMI currently has access to five warehouse lines of credit available as of June 30, 2012 for its funding of mortgage loans for a short term period.

(i)
On August 3, 2008, PSMI entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%.  On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans.

(ii)
On June 11, 2009, PSMI entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000.  The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%.

(iii)
On September 30, 2011, PSMI entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000.  The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum.

(iv)
On February 13, 2012, PSMI entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President.  The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%, and

(v)
On November 18, 2011, PSMI entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans.

The warehouse credit lines provide short-term funding for mortgage loans originated by the branch offices.  The warehouse credit lines are repaid within an overall average of 22 days when the loan is sold to third party investors.  PSMI does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for PSMI.  PSMI had $18,204,525 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against these lines of credit, thus offsetting the loans payable of $18,122,902 on these lines against the loans receivable from the third party investors as of June 30, 2012.  We estimate that over 90% of the loans are currently being closed using these warehouse lines of credit.  Each of the lines of credit could be lost through either fraud, inability to sell the loans to third parties or going out of business.  Due to this fact, if we fail to maintain our warehouse lines of credit, we will be unable to continue operations and our business may fail.

We have entered into a “Repo” warehouse line of credit agreement under which we could be required to repurchase the loan subject to certain terms and conditions.  If we are required to repurchase the “Repo” warehouse line of credit, we will not have sufficient operating funds to maintain our operations and our business may fail.

On November 18, 2011, PSMI entered into a “Repo” warehouse line of credit agreement with a related-party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans.  Per the terms of the agreement, PSMI could be required to repurchase the loan upon demand by the mortgage banker using PSMI resources, at the price at which the loan was originally funded plus fees and/or interest due to the mortgage banker; and/or pay to mortgage banker any loss resulted in marketing the loan to a different Target Investor including, but not limited to, cash losses based on the then-current market value of the rejected loan as determined by the purchase price of the loan when sold and settled.  As a result of a newly generated sale of a loan funded under these terms, if the mortgage banker is required to enter into any loss indemnification agreement with a Target Investor in order to sell an affected loan, PSMI agrees to accept and will immediately be deemed to correspondingly indemnify the mortgage banker from any such loss in the event a loss occurs.

We are dependent upon the obtaining and maintaining of state licenses and federal HUD licensing for our business.  If we fail to maintain our state licenses or our federal HUD license, we will not be able to legally carry out our business operations and our business may fail.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses.  This regulatory effect has driven many stable and profitable companies to join more established mortgage firms.  Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology; increased staffing needs to meet more complex compliance requirements and increased net worth requirements of HUD.  Due to the uncertainty associated with existing and future requirements for obtaining and maintaining state and federal HUD licenses, we may not be able to continue our growth into states in which we are not currently present.  We also cannot guarantee continued federal HUD licensure.  If we are unable to obtain or maintain our licenses, our business may fail.

We have acquired five mortgage businesses recently and intend to continue to make additional acquisitions in the future, which may expose us to potential liabilities, both disclosed and undisclosed.

Since the beginning of the fiscal year ended June 30, 2011, we have acquired United Community Mortgage Corp. (“UCMC”), Founders Mortgage LLC (“Founders”), Brookside Mortgage, L.L.C. (“Brookside”), Fidelity Mortgage Company (“Fidelity”), and Iowa Mortgage Professionals, Inc. (“Iowa”), each of which was engaged in the mortgage business.  We are also negotiating with a number of additional target companies.  UCMC, now PrimeSource Mortgage, Inc., was acquired by us as a subsidiary of PSMI and Founders, Brookside, Fidelity, and Iowa were merged into UCMC.  As a result of these transactions, there may be disclosed and undisclosed liabilities or obligations which we have assumed and which could have a material negative impact on our Company.

Risks Related to Our Common Stock

Because our shares are designated as “penny stock”, broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus may be more illiquid than shares not designated as penny stock.  The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are defined generally as non-NASDAQ equity securities with a price of less than $5.00 per share; that are not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares.  Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market.  These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our Certificate of Incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this prospectus, and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders.  If the board causes any preferred stock to be issued, the rights of the holders of our common stock could be adversely affected.  The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock.  Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock.  In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.  We have no current plans to issue any shares of preferred stock.

We have acquired five mortgage businesses recently and intend to continue to make additional acquisitions in the future, which may result in additional shares being issued and dilute ownership.

Since the beginning of the fiscal year ended June 30, 2011, we have acquired United Community Mortgage Corp. (“UCMC”), Founders Mortgage LLC (“Founders”), Brookside Mortgage, L.L.C. (“Brookside”), Fidelity Mortgage Company (“Fidelity”), and Iowa Mortgage Professionals, Inc. (“Iowa”), each of which was engaged in the mortgage business.  We are also negotiating with a number of additional target companies.  UCMC, now PrimeSource Mortgage, Inc., was acquired by us as a subsidiary of PSMI and Founders, Brookside, Fidelity, and Iowa were merged into UCMC.  Each acquisition resulted in shares of our common stock being issued to the owners of each acquired company.  It is anticipated that with additional acquisitions, additional shares will be issued which would result in ownership dilution to each shareholder.

We have not paid, and do not intend to pay, dividends and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends since inception.  We do not anticipate paying any cash dividends in the foreseeable future.  As a result, our investors will not be able to benefit from owning our Common Stock unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors and the cost to sell the shares.

The public trading market for our common stock is a volatile one and will likely result in higher spreads in stock prices.

Our Common Stock is trading in the over-the-counter market and is quoted on the OTC Markets and the OTC Bulletin Board.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors, such as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our Common Stock.  In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on the NASDAQ or other exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.

There may be conflicts of interest between our legal counsel and our Company because of the ownership of shares of our Company by him.

The attorney who prepared this Annual Report on Form 10-K and who continues to provide legal services to the Company is also a shareholder which creates the potential for a conflict of interest in his representation of our Company.  He owns shares of our Common Stock which in total represent less than 1% of the outstanding shares.  Conflicts of interest create the risk that he may have an incentive to act adversely to the interests of the Company, especially where he would have a pecuniary interest in selling his shares in the future.  Further, our attorney’s pecuniary interest may at some point compromise his fiduciary duty to our Company, in which event he would likely resign and we would be required to retain new counsel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

We lease approximately 1,000 square feet of office space in Oklahoma City, Oklahoma, which is used for our principal executive offices and as the operating location of PSMI. Monthly rental payments for the space for the lease term commencing September 1, 2012 to June 30, 2013 will total $5,100.  In addition, we lease office space for our branch offices under various lease terms ending through December 30, 2016.  Current monthly lease payments for the rental space are $67,412.  We carry property and casualty insurance, renter’s insurance and liability insurance covering these spaces.

ITEM 3.  LEGAL PROCEEDINGS

On August 23, 2012, Michael Lucey, a resident of New Jersey, filed a civil action against the Company, PrimeSource Mortgage, Inc., Edward Kenmure III (a director of the Company), James Miller (a director of the Company), Jeffrey Smith (a director and Executive Vice President of the Company and President and Chief Executive Officer of PrimeSource Mortgage, Inc.), Ron Hanna (a director, President, and Chief Executive Officer of the Company), and Richard Roque (a director of PrimeSource Mortgage, Inc.) in the Superior Court of New Jersey Law Division – Monmouth County, Docket No.: MON-L-3542-12, alleging breach of contract, violations of employment laws in the State of New Jersey, defamation of Mr. Lucey, and tortuous interference with his economic advantages.  Specifically, Mr. Lucey alleges he has not been paid salary for hours worked.  Mr. Lucey also alleges he was never paid a percentage of the net profit derived from business operations.  Lastly, Mr. Lucey alleges he was never paid a percentage of the net proceeds from the sale of PrimeSource Mortgage, Inc. (formerly United Community Mortgage Corp.).  Mr. Lucey seeks compensatory damages, attorneys’ fees and costs of suit, interest, and such other relief the court may deem equitable and just.  Our legal counsel in New Jersey is evaluating the merits of the claims and has informed Mr. Lucey’s counsel that we intend to vigorously defend against any action to enforce these claims.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required under this item is inapplicable to our company.

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

	Quarter	High	Low

Fiscal year ending	First	$0.54	$0.18
June 30, 2013

Fiscal year ended	First	$0.90	$0.51
June 30, 2012	Second	$0.88	$0.51
	Third	$1.10	$0.52
	Fourth	$0.90	$0.31

Fiscal year ended	First	$0.90	$0.60
June 30, 2011	Second	$0.89	$0.55
	Third	$0.85	$0.51
	Fourth	$0.90	$0.51

Holders

At October 15, 2012 we had approximately 572 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, to be the transfer agent of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Unregistered Sales of Equity Securities

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants.  The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014.  During the quarter ended June 30, 2012, we sold 1.4 units consisting of 140,000 shares and 140,000 warrants to two accredited investors for gross cash proceeds of $105,000.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the Units.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the Units.

On April 25, 2011, the Company entered into a Marketing & Consulting Agreement with Longview Communications Corp., a California corporation (“Longview”) and CorProminence, LLC (“CorProminence”) pursuant to which, on October 24, 2011, 150,000 shares were issued to Longview and 250,000 shares were issued to CorProminence for services.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Representatives of each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares and represented that they did  not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each one of them represented that they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

On November 1, 2011, the Company entered into a Consulting Agreement with CorProminence pursuant to which, on January 13, 2012 and April 30, 2012, a total of  250,000 shares were issued to CorProminence for services.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Representatives of the investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares and represented that they did  not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investor represented that they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

On January 31, 2012, the Company entered into a Consulting Agreement with Steeltown Consulting Group, LLC, a Pennsylvania limited liability company (“Steeltown”), pursuant to which, on February 2, 2012 50,000 shares were issued to Steeltown for services and, on March 8, 2012, 550,000 shares were issued to Steeltown for services.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Representatives of the investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares and represented that they did  not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investor represented that they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

On May 15, 2012, the Company entered into a Consulting Agreement with CorProminence pursuant to which, on June 25, 2012, 100,000 shares were issued to CorProminence for services.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Representatives of the investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares and represented that they did  not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investor represented that they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

Pursuant to Section 6.10 of the Agreement and Plan of Merger dated June 9, 2011 with Brookside Mortgage LLC, Greg Mahaney and Michael Thompson were issued 125,504 shares of our common stock on May 18, 2012, valued at $87,853 for the payment of their income tax obligations as a result of the sale of Brookside Mortgage to our Company.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares.  Each investor represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

On May 9, 2012, the Company entered into a Consulting Agreement with Redstone Communications, LLC, an Indiana limited liability company (“Redstone”), pursuant to which, on June 4, 2012, 425,000 shares of our common stock were issued to Redstone, 425,000 shares were issued to Marlin G. Molinaro, and 125,000 shares were issued to Steeltown for investor relations services for a term of 18 months.  On August 17, 2012, the Company cancelled 637,498 shares of the 975,000 common shares issued to consultants on June 4, 2012.  The securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  These securities have not been and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Representatives of each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock and warrant certificates representing the shares and represented that they did  not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each one of them represented that they were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sales of the shares.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended June 30, 2012, by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

Since 1991, PSMI has been a retail mortgage origination firm and, since 2008, has also conducted business as a mortgage lender using warehouse lines of credit.  Our revenue model is based on bank margin on loan funding and administrative fees.  Our loans are purchased off of our warehouse lines by several investors.  As a mortgage banking firm, we have the freedom to “broker” loans immediately to third parties or leverage our warehouse lines to “bank” the loans and then sell them on the secondary market.  Historically, PrimeSource funds or “banks” more than 90% of our loans with several wholesale relationships available for our offices to take advantage of in order to provide the consumer with the lowest monthly payment and lowest rate available to them in the marketplace.

In April 2012, management restructured the Company by merging PSMI into UCMC and changing the domicile of UCMC from the State of New Jersey to the State of Delaware, and changed the name of UCMC to PSMI, a Delaware corporation.  As a result of the restructuring, PSMH has a single operating wholly-owned subsidiary, PSMI, which has undergone a name change, and conducts all business operations under that name.  Based upon our current production, we estimate approximately 75% of loan applications are generated from business contacts and previous client referrals at each of the branch offices.  Realtor referrals generate another 15% and the remaining 10% come from other advertising and marketing efforts, including Nationwide By Owner, Inc. (“NWBO”) and the Costco lending platform.

We have retail offices located around the United States from which we derive revenue based on the aforementioned business factors (e.g. fees, margin and splits) resulting from the loan origination volume from these offices.  We are able to leverage the Company’s warehouse lines of credit relationships with related parties in order to provide the consumer with more competitive rates and fees while increasing our gross profits.  With a growing national retail platform, it is important to remain competitive in targeted regions around the country whose market dynamics vary from one another.  It is for this reason, a healthy mixture of wholesale and correspondent relationships exist from within our Company in order to ensure both service quality and competitive pricing for our clients.  Presently, PSMI has approximately 20 offices around the country.

On April 14, 2006, we entered into a renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of marketing real estate property for sale by owners and others.  In the course of its business, Nationwide operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property.  The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us.  The agreement with Nationwide renewed for an additional five years on April 14, 2011, is automatically renewable for two successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term.

Our company was approved as one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  PSMI’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011 to Costco members.  Initially, PSMI has serviced leads originated in Oklahoma, Texas, New Mexico and Missouri.  Management anticipates that other states will likely be added in the future.  PSMI has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this significantly in the last half of 2012 and 2013.  PSMI believes it can manage this level of leads with its current infrastructure.  Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

As will be discussed below, the Company acquired five strong, seasoned mortgage operations during the fiscal years ended June 30, 2012 and 2011.  During the last quarter ended June 30, 2012, loan production doubled from the prior year and the Company experienced an approximately $1,000,000 turnaround in the Company’s operating bottom line for the quarter ended June 30, 2012.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  These changes have been the contributing factor towards the growth of PrimeSource this calendar year, as well as the planned growth in 2012 and 2013.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses.  This regulatory effect has driven many stable and profitable companies to join more established mortgage firms.  Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology; increased staffing needs to meet more complex compliance requirements and increased net worth requirements of HUD.  As a result, industry research has shown that approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business.  This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market.  Operating as a public company since 2005, we are fully accustomed to operating in a highly regulatory environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007.  As a result, the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

In January 2011, we further invested in an enterprise origination retail technology to govern the production, operations and regulatory needs of our Company.  Since January 2011, our operational efforts have leveraged this technology to improve a more scalable business platform to report, manage and grow existing offices around the United States.

In addition to significant upgrades in technology, we have brought on board, a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy of our Company.  As a result of these additions to the Company’s technology and management, we expect to continue our extraordinary growth.  Since the beginning of calendar 2011, we have completed five acquisitions.  These acquisitions began on March 15, 2011 with the acquisition of United Community Mortgage Corp., a New Jersey corporation, then on July 1, 2011, the acquisitions of Founders Mortgage LLC, a Missouri corporation and Brookside Mortgage LLC, an Oklahoma corporation, then on August 1, 2011, acquisition of Fidelity Mortgage Company, a Colorado corporation, and finally on November 1, 2011, acquisition of  Iowa Mortgage Professionals, Inc., an Iowa corporation   There are several acquisitions  that are scheduled for consideration and completion in the fiscal year ending June 30, 2013.  The changing market dynamics have acted as a catalyst to PSMI’s expansion.

The following table represents a production matrix reflecting our past production by number of Units and Dollar Volume:

Fiscal Year Ended June 30,	Number of Units	Dollar Production

2010	890	$149,628,816
2011	851	$139,059,839
2012	2,290	$392,734,294

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and acquire new entities and work with existing offices to increase their production.   With the Company’s new investments in technology that are built to sustain scalable growth, it is expected that the growth in revenue will be realized at an accelerated rate over and above the costs to support it.  The net result will be a larger, more efficient and profitable enterprise.

As a result of continued investments in accounting and technology infrastructure, we did not realize profit in the fiscal year ended June 30, 2012.  These investments were anticipated and necessary as a result of the Company’s positioning for these changes taking place.  However the increase in production and resulting revenues do reflect a significant turnaround in the final quarter ending June 30, 2012.  Favorable market conditions supported by favorable rates and a reduction in competitive pressures, the Company laid down the foundation for unit and revenue growth in the balance of 2012 and 2013.

Given the significant investment in infrastructure, along with the continued aggressive growth strategy, it is management’s opinion that the increase in production levels and associated revenue will continue to increase through 2013 and beyond.

Results of Operations

Our consolidated results of operations for the twelve months ended June 30, 2012 include the operating results of our wholly-owned subsidiary WWYH, Inc. and results of operations of PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $3,360,788 for the year ended June 30, 2012 compared to a loss of $2,077,425 for the same period ended June 30, 2011.  The increase in loss of $1,283,363 (62%) was principally attributable to the non-cash share-based stock awards issued to the officers and employees for their past services, valued at $1,377,764 offset by an increase in revenues and operating expenses as more fully explained below.

Revenues

Total revenues increased by $10,320,860 (267%) to $14,184,306 for the year ended June 30, 2012, as compared to $3,863,446 for the same period in 2011 (the “comparable prior year period”).  Revenues for the year ended June 30, 2012 increased primarily due to a combination of net increase resulting from four acquisitions in the current year’s operations and the value of the loans closed as compared to the comparable prior year period.  We closed 2,290 loans for a total loan production of $392,734,294 during the year ended June 30, 2012 as compared to 851 loans for a total production of $139,059,839 for the year ended June 30, 2011.  Some of the existing branches also increased their production during this time period as their business matured.  Management believes that adding strong producing branches is a viable way to continue to grow our business and increase revenues.  Presently, our network can expect to add 3 to 5 new acquisitions with no added management expense.

Operating Expenses

Operating expenses consist primarily of selling, general and administrative expenses incurred by us for the development costs associated with adding new branch offices and servicing existing branch offices, legal and professional fees related to us maintaining our public company status, and the costs of putting on our annual convention.  The annual convention provides training for our branch managers and markets our company to potential branch managers that attend.  Administrative overhead expenses include wages, rent of office space, licensing fees and other administrative expenses relating to the branch offices.

Total operating expenses increased by $11,509,311 (195%) to $17,406,310 for the year ended June 30, 2012, as compared to $5,896,999 for the comparable prior year period.  The increase in operating expenses was primarily due to the increase in payroll, commissions and stock bonus paid to the officers and employees for the year ended June 30, 2012 amounting to $11,773,847 as compared to $4,609,603 for the prior year comparable period.  Payroll expense increased in 2012 due to the increase in headcount and hiring of professional managers and support staff as a result of acquisition of four mortgage businesses.  We paid non-cash share based stock awards valued at $1,377,764 to our officers and employees for their past services during the year ended June 30, 2012 as compared to non-cash stock awards of $662,602 paid to our officers, directors and employees for the comparable prior period.  Advertising expense increased by $597,425 to $600,321 for the year ended June 30, 2012 as compared to $2,895 for the prior year comparable period due to the Company creating its name and market awareness in the new areas where it opened its branches.  Investor and public relations expense increased by $488,664 to $680,664 for the year ended June 30, 2012 as compared to $192,000 for the prior year comparable period.  The Company had a private placement to raise capital, and expended funds on road shows and mailers to attract new investors, and creating market awareness of its mortgage products to educate potential new homeowners.  Rent expense increased by $626,733 to $685,161 for the year ended June 30, 2012 as compared to $58,428 for the prior year comparable period, due to the acquisition of new branches and their respective offices.  Professional, legal and consulting fees increased by $211,958 to $582,928 for the year ended June 30, 2012 as compared to $370,970 for the prior year comparable period due to the legal costs incurred for acquisitions of business entities, and retaining third party consultants to help smooth the transition of acquisitions.  Depreciation and amortization expense increased by $158,393 to $239,395 for the year ended June 30, 2012 as compared to $81,002 for the prior year comparable period due to the acquisition of property and equipment of four entities acquired during the year ended June 30, 2012 and due to the change in the amortization period from 5 years to 8 years of identifiable intangible assets (customer lists) acquired as a result of four acquisitions.

Non-operating income (expense)

Our net non-operating income increased by $63,481 to $100,611 for the year ended June 30, 2012 as compared to $37,130 for the prior year comparable period.  The overall increase was primarily due to the receipts of contributions, sponsorships and advertising funds received amounting to $65,298 for our annual trade conference in 2012 as compared to the prior year comparable period.  Our interest expense increased by $1,237 to $8,133 for the year ended June 30, 2102 as compared to $6,896 for the prior year comparable period primarily due to the interest charged on the outstanding balance on our credit card during the year ended June 30, 2012 as compared to the comparable prior year period.  Our interest and dividend income increased by $4,477 to $11,422 for the year ended June 30, 2012 compared to $6,945 for the prior year comparable period.  Interest income is earned on the promissory note receivable of $360,000 from a third party, and interest earned on loan receivable of $88,898 from Nationwide.  Our realized gain on sale of securities was $0 for the year ended June 30, 2012 as compared to the realized gain of $5,057 for the comparable prior year period.

Other comprehensive gain or loss

Unrealized loss on marketable securities for the year ended June 30, 2012, was $0 as compared to an unrealized loss of $2,666 for the comparable prior year period.  Unrealized gains and losses result due to the increase or decrease in fair value of the marketable securities held at June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $355,421 at June 30, 2012.  As shown in the accompanying consolidated financial statements, we recorded a net loss of $3,360,788 for the year ended June 30, 2012, compared to a net loss of $2,077,425 for the comparable prior year period.  Our current assets exceeded our current liabilities by $433,175 at June 30, 2012, and net cash used in operating activities for the year ended June 30, 2012 was $1,251,791.  Due to the acquisition of UCMC and attaining “full-eagle” status in March 2011, we have acquired four profitable mortgage companies since July 2011, raised $925,738 from sale of our stock to third party investors, and raised $500,000 from exercising outstanding warrants during the year ended June 30, 2012.  Furthermore, we have multiple warehouse lines of credit available to purchase the loans we close for our customers.  We believe that we will have sufficient operating funds to conduct our business operations for the next operating cycle of 12 months.  In addition to the four previously mentioned acquisitions, we expect to acquire at least three additional mortgage companies prior to June 30, 2013.  Management believes that the net cash flows generated from all existing and additional acquisitions will be sufficient to provide for total operations.  However, should additional capital be needed, the Company may need to sell additional shares of our common stock.

Operating Activities

Net cash used in operating activities for the year ended June 30, 2012 was $1,251,791 resulted due to an increase in accounts receivables of $1,071,132, increase in prepaid expenses of $252,743, decrease in other assets of $27,209, increase in accounts payable of $607,612 and increase in accrued liabilities of $648,043.  We experienced a net loss from operations of $3,360,788 for the year ended June 30, 2012, as compared to a net loss from operations of $2,077,425 for the comparable prior year period.  The losses were primarily attributable due to non-cash share based stock awards valued at $1,377,763 paid to our employees, officers and directors for their past services, stock issued to third parties for services valued at $1,220,415, increase in payroll expense due to increase in headcount as a result of acquisition of four entities, increase in brokerage commissions, increase in advertising and investor relations expense, and increase in rent expense due to opening of additional branch offices.  Management believes that we can become more profitable from the increased revenue that will be achieved by adding additional branches.

Investing Activities

Net cash provided by investing activities for the year ended June 30, 2012, was $180,004 primarily as a result of net cash acquired amounting to $170,000 as part of acquisition of four mortgage entities, $7,921 of cash received from employee advances, purchase of property and equipment of $2,992, and cash proceeds for security deposits of $4,225.  We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2012, was $1,405,738 consisting of cash proceeds of $925,738 received from sale of common stock to accredited investors, cash proceeds of $500,000 received from exercise of warrants, cash proceeds on loan of $100,000 from a related party, and cash payments of $120,000 to repay a loan received from a related party.  The officers and directors have supported our operations in the past with cash but are not obligated to do so.

As a result of the above activities, we experienced a net increase in cash of $333,951 for the year ended June 30, 2012.  Our ability to continue as a going concern is still dependent on our success in acquiring profitable and stable mortgage companies, expanding the business of our existing branches, capitalizing the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities to accredited investors.

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

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company has not adopted this accounting standard as of June 30, 2012 and does not expect to have a significant impact on its financial statements when adopted.

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

The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.  The Company has not adopted this accounting standard as of June 30, 2012 and does not expect to have a significant impact on its financial statements when adopted.

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

The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company has adopted this accounting standard as of June 30, 2012.

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

For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  The Company has adopted this accounting standard as of June 30, 2012.

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

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  The Company has adopted this accounting standard as of June 30, 2012 and it did not have any impact on the Company.

Update No. 2009-08 – Earnings per Share—Amendments to Section 260-10-S99 (SEC Update)
This update represents technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.  The Company has adopted this accounting standard as of June 30, 2012 and it did not have any impact on the Company.

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

As of June 30, 2012, Ron Hanna, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, Mr. Hanna concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of June 30, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Management has  identified a significant deficiency where internal control was inadequate surrounding year-end cut-off procedures and a lack of properly documented management review controls. Mangement is in the process of evaluating internal control procedures in order to cure the deficiency.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. We identified an area where internal control was inadequate surrounding year-end cut-off procedures and a lack of properly documented management review controls. Management will review and assess the internal controls surrounding the year-end cut-off procedures and will implement procedures to cure this deficiency. Changes may include such activities as hiring full-time employees to strengthen accounting functions, implementing new, more efficient systems, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No information is reportable pursuant to this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of October 12, 2012, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Ron Hanna	60	Director, Chief Executive Officer, President, Principal Executive, Financial and Accounting Officer	2005
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

Jeffrey R. Smith	50	Director, Chairman, and Executive V.P.	2005
Mr. Smith has served as our Executive Vice-President since February 23, 2011.  He served as our President & CEO from May 2005 through February 23, 2011.  He has served as a director of WWYH, Inc. since 1998, and served as President & CEO of this entity from 1998 through February, 2011.  He has served as President of PrimeSource Mortgage, Inc. since March 2011.

James C. Miller	61	Director	2011
Mr. Miller is the Executive Vice President of American Southwest Mortgage Corp. (AMSW) where he also serves on the Board of Directors and as Secretary.  He has been in the mortgage industry since the early 1990s when he started as a mortgage loan officer at American Mortgage and Investment Company (AMICO) where, after two years, was promoted to an Account Executive for the wholesale division of AMICO.  Since January of 1998, Mr. Miller and his partner Richard Carrington have owned a management company CBB, Inc. (CBB) that currently has a contract to operate and manage Spirit Bank of Tulsa Oklahoma’s (Spirit Bank) Wholesale and Correspondent mortgage subsidiary, AMSW.  Activities include marketing and originating residential mortgage loans for sale to the secondary market by promoting FHA, VA, USDA rural development, ONAP Section 184, and conventional loan programs through third party originators (community banks, mortgage bankers, and mortgage brokers).  In addition AMSW offers price protection, underwriting, closing functions, insuring, and shipping services to its customer base.  Mr. Miller was also a past President of Oklahoma Mortgage Bankers Association from 2003 to 2004 and an Advisory Committee member of Oklahoma Housing Trust Fund during 1998.

Edward Kenmure III	53	Director	2011
Mr. Kenmure has been a part of the mortgage banking industry since 1984.  From 1984 to 1989 he was employed by Sun Mortgage where he went from processor to VP of Operations in four months.  From 1989 to 1995 he was employed by Mortgage Unlimited as the Director of Operations and Sales, where he took a two-person operation and grew the business to 65 people in three years.  From 1995 to 1998 he was employed by Community Home Mortgage as the Executive VP, NJ Division.  Mr. Kenmure founded CenturyBanc Mortgage Corporation in 1998, a mortgage banking firm with multiple branch offices in several states.  Mr. Kenmure founded United Community Mortgage Corp. (UCMC) in 2004, a subsidiary of our Company which operates three branch operations.  Mr. Kenmure is a graduate of New Jersey City University, B.S. (Marketing/Public Relations, 1984).

Greg Mahaney	42	Director	2011
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

Randal Stevens	41	Director	2012
Mr. Stevens joined PSMI in 2011 after growing a successful regional mortgage banking operation over the last nine years.  In addition to Mr. Stevens’ significant entrepreneurial experience in the Mortgage Banking and Insurance industries, his career has included other diverse roles ranging from process management to fraud investigation.  His previous service as President of the Mortgage Professionals of Iowa included meetings with the state attorney general, testimony at hearings and industry advocacy at the state and nation’s capitols.  Mr. Stevens holds a Bachelor’s degree in Business Administration and Marketing from Iowa Wesleyan College as well as a Master’s Degree in Business Administration (MBA) from Drake University.  He is a proud member of the National Eagle Scout Association.

James Pulsipher	37	Director	2012
Mr. Pulsipher is a 20-year veteran in the mortgage industry with exceptional experience in all aspects of mortgage banking.  Mr. Pulsipher presently serves at the supervising operations in seven states.  In addition to management, Mr. Pulsipher is an active loan originator and presently ranks in the top 1% of loan originators nationally with nearly 2 billion in personal career production.

Each director is elected for a term of one year or until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.

The Company confirms, as required by regulations under the Securities and Exchange Act of 1934, that (1) there is no family relationship between any director or executive officer of the Company, (2) there was no arrangement or understanding between any director or officer and any other person pursuant to which the directors were elected to their positions with the Company.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

Except for the proceeding described in Part I, Item 3 above, we are not aware of any legal proceedings in which any director, officer or affiliate of our Company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our Company, or security holder is a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Code of Ethics

On September 27, 2010, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Meetings and Committees of the Board of Directors

During the fiscal year ended June 30, 2012, the board of directors held 11 meetings and acted by unanimous written consent 9 times.  Each of the directors attended at least 75% of the total number of meetings of the board of directors and committees (if any) held during the fiscal year ended June 30, 2012.  During the fiscal year ended June 30, 2012, the Company did not hold an annual meeting of shareholders.

The following chart sets forth the current membership of each board committee.  The board of directors reviews and determines the membership of the committees at least annually.

Committee	Members
Audit Committee	Ron Hanna
Jeffrey R. Smith
Greg Mahaney
Edward Kenmure III

Compensation Committee	Jeffrey R. Smith
James Pulsipher
Edward Kenmure III
Randy Compton

Information about the committees, their respective roles and responsibilities is set forth below.

Audit Committee

The Audit Committee is currently comprised of Messrs. Hanna, Smith, Mahaney, and Kenmure.  There is currently no Chairman of the Audit Committee.  The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.  The Audit Committee was first created on April 18, 2012.

None of the members of the Audit Committee is independent within the meaning of the NYSE MKT LLC.  The Audit Committee does not currently have a member who is qualified as an audit committee financial expert under the regulations of the SEC due to lack of funds.

The Audit Committee does not currently have a charter but the Company plans to adopt a charter in the near future.

Compensation Committee

We have a standing Compensation Committee currently comprised of Messrs. Smith, Pulsipher, Kenmure, and Compton.  There is currently no Chairman of the Compensation Committee.  The Compensation Committee represents our company in reviewing and approving (subject to approval of the independent directors) the executive employment agreements with our Chief Executive Officer.  The Compensation Committee also reviews and approves compensation arrangements for senior management.  The Compensation Committee also administers the Company’s stock option and incentive plans, including our 2012 Stock Incentive Plan.  Two of our Compensation Committee members, Messrs. Pulsipher, Kenmure, are not independent within the meaning of the NYSE MKT LLC and the third Committee member, Mr. Compton, is not a director. The Compensation Committee was first formed on July 11, 2012.

The Compensation Committee does not currently have a charter but the Company plans to adopt a charter in the near future.

Nominating and Governance Committee

The Company does not currently have a Nominating and Governance Committee.

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, the Board elects our officers, including our Chief Executive Officer and such other officers as the Board may appoint from time to time.  The Board has currently separated the positions of Chairman of the Board and Chief Executive Officer, and Jeffrey R. Smith currently serves as our Chairman and Ron Hanna currently serves as our Chief Executive Officer.  The Board periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of the Board.  In his absence, the Board may choose one of the Directors to chair the relevant meeting of the Board.  Our Chairman is also responsible for chairing meetings of shareholders.  In his absence, the Board may appoint one of the Directors to chair the relevant meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others.  Management is responsible for the day-to-day management of risks the Company faces, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.  Our Chairman meets regularly with our Chief Executive Officer, and other senior officers to discuss strategy and risks facing our business.  Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters.  The Board receives presentations from senior management on strategic matters involving our operations and holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

While the Board is ultimately responsible for risk oversight at our Company, our board committees assist our Board of Directors in fulfilling its oversight responsibilities in certain areas of risk.

Communications by Stockholders with Directors

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Ron Hanna, CEO, PSM Holdings, Inc., 5900 Mosteller Drive, Oklahoma City, Oklahoma 73112.  Communications regarding financial or accounting policies should be sent to the attention of the Audit Committee.  Mr. Hanna will maintain a log of such communications and will transmit as soon as practicable such communications to the Audit Committee or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by Mr. Hanna.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our Company and its subsidiaries for the years ended June 30, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year Ended June 30	Salary	Bonus	Stock Award	All Other Compensation	Total
Ron Hanna, CEO	2012	$237,500(9)		$7,153(1)	$15,323(2)	$259,976
	2011	$93,750		$550,000(3)	$7,614(4)	$651,364
Jeffrey R. Smith, Executive V. P.	2012	$200,000(10)		$11,922(5)	$16,393(6)	$228,407
	2011	$171,666		$24,677(7)	$21,144(8)	$217,487

(1) This amount represents compensation in stock in lieu of cash for health benefits.
(2) This amount consists of compensation for health insurance premiums of $6,323 for Mr. Hanna and his family and car allowance of $9,000.
(3) This amount consists of $525,000 paid as sign-in bonus per the terms of the employment agreement and $25,000 in compensation in stock in lieu of cash.
(4) This amount consists of compensation for health insurance premiums of $3,114 for Mr. Hanna and his family and car allowance of $4,500.
(5) This amount represents compensation in stock in lieu of cash for health benefits.
(6) This amount consists of compensation for health insurance premiums of $8,693 for Mr. Smith and his family and car lease payments of $7,700.
(7) This amount represents compensation in stock in lieu of cash.
(8) This amount consists of compensation for health insurance premiums of $14,544 for Mr. Smith and his family and car lease payments of $6,600.
(9) Of Mr. Hanna’s salary, 70,442 shares of the Company’s common stock valued at $39,583 were issued in lieu of salary.
(10) Of Mr. Smith’s salary, 59,589 shares of the Company’s common stock valued at $33,333 were issued in lieu of salary.

On February 25, 2011, we entered into new full-time employment agreements with Messrs. Hanna and Smith.  Mr. Hanna’s employment agreement is with our parent company, PSM Holdings, Inc., and Mr. Smith’s employment agreement is with our parent company, PSM Holdings, Inc, and our subsidiary, WWYH, Inc.  Mr. Hanna serves as our President and Chief Executive Officer and Mr. Smith serves as President and Chief Executive Officer of PrimeSource Mortgage, Inc.  During the term of his employment agreement, Mr. Smith has also agreed to serve as Executive Vice-President of PSM Holdings, Inc. for no additional compensation.  The term of each agreement is for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice is given by either party.  The annual base salary for Mr. Hanna is $225,000 for the first year, $250,000 for the second year, and $275,000 for the third year.  The annual base salary of Mr. Smith is $200,000.  Each employee is entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  As a bonus for accepting appointment as our Chief Executive Officer, Mr. Hanna received 750,000 shares of our common stock valued at $525,000.  Each employee will also receive health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminate either agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay the terminated party the balance of his annual base salary for the remaining term of the agreement.

Prior to February 25, 2011, we did not have employment agreements with any of our executive officers.  We had agreed to pay an annual base salary of $90,000 to Mr. Jeffrey Smith.  Mr. Smith agreed to defer or forgive some or all of the salary if we did not have the available cash to pay the salary.  For the years ended June 30, 2012 and 2011, Mr. Smith did not defer or forgive any of his salary.  We also agreed to pay health insurance premiums for him and his family and to provide a monthly car allowance.

Equity Awards

There were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers outstanding as of the end of the fiscal year ended June 30, 2012.

On December 12, 2011, the shareholders adopted the 2012 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company’s stockholders.

There are 6,000,000 shares of common stock authorized for non-statutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The Plan is administered by the Board of Directors.  All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company (as such terms consultants and advisors are defined and interpreted for purposes of Form S-8 under the Securities Act of 1933, as amended, or any successor form) are eligible to be granted Awards under the Plan.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 31, 2021, whichever is earlier.  The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2012:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Edward Kenmure III	$120,000(1)	$3,188(2)	$123,188
Greg Mahaney	$120,000(3)	$92(4)	$120,092
James Pulsipher	$451,701(5)	$11,964(6)	$463,666
James Miller	-	-	-
Randal Stevens	$75,000(7)	-	$75,000
(1)      This amount represents salary paid pursuant to the employment agreement described below.
(2)      This amount consists of compensation for health insurance premiums of $3,188 for Mr. Kenmure and his family and car allowance of $0.
(3)      This amount represents salary paid pursuant to the employment agreement described below.
(4)      This amount consists of compensation for insurance premiums of $92 for Mr. Mahaney and his family and car allowance of $0.
(5)      $450,616 of this amount represents commissions paid and $1,085 represents a bonus paid pursuant to the employment agreement described below.
(6)      This amount consists of compensation for health insurance premiums of $3,188 for Mr. Pulsipher and his family and car allowance of $8,776.
(7)      This amount represents salary paid pursuant to the employment agreement described below.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The board has not adopted a compensation policy for directors but did adopt a policy not to grant any compensation to directors for services performed during the year ended June 30, 2012.

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

On July 1, 2011, in connection with our acquisition of Brookside Mortgage, LLC, we entered into an employment agreement with Greg Mahaney to manage the Oklahoma branch formerly operated by Brookside.  The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party.  The agreement provides for a base salary of $120,000 with increases based upon increases in originations at the Oklahoma branch.

Effective August 8, 2011, in connection with our acquisition of Fidelity Mortgage Company, we entered into an employment agreement with James Pulsipher.  The term of his agreement is for two years, with automatic one-year extensions unless notice is given by either party.

Effective November 1, 2011, in connection with our acquisition of Iowa Mortgage Professionals, Inc., we entered into an employment agreement with Randal Stevens.  The term of his agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for a base salary of $120,000 with increases based upon increases in originations at the Iowa branch.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of October 12, 2012 of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and named executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Jeffrey R. Smith 5900 Mosteller Drive Oklahoma City, OK 73112	5,418,797(2)	17.48%

Ron Hanna 5900 Mosteller Drive Oklahoma City, OK 73112	3,415,660(3)	11.02%

Edward Kenmure 5900 Mosteller Drive Oklahoma City, OK 73112	1,765,595	6.09%

Greg Mahaney 5900 Mosteller Drive Oklahoma City, OK 73112	550,834(4)	1.90%

James C. Miller 5900 Mosteller Drive Oklahoma City, OK 73112	1,000,000(5)	3.45%

James Pulsipher 5900 Mosteller Drive Oklahoma City, OK 73112	1,567,210(6)	5.39%

Randal Stevens 5900 Mosteller Drive Oklahoma City, OK 73112	1,285,714	4.43%

Named Executive Officers and Directors as a Group (7 Persons)	15,003,810	45.31%

Cindy Smith 2224 Buffalo Pass Edmond, OK 73034	5,418,797(7)	17.48%
(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of October 12,, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At October 12, 2012, we had 29,000,952 shares outstanding.
(2) Includes 70,000 shares owned by companies controlled by Mr. Smith and for which he has 50% of the voting and investment power.  Also includes 1,960,000 shares owned by Cindy Smith, his wife, 100,000 shares held in the names of his minor children, 384,001 shares held in his brokerage account, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Smith.
(3) Includes 15,000 shares held by a company owned by Mr. Hanna and for which he has sole voting and investment power, 494,200 held in a brokerage account, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Hanna.
(4) Includes 521,500 shares held by a company of which Mr. Mahaney is a managing member and 14,667 shares issuable upon exercise of warrants held by Mr. Mahaney.
(5) Includes 1,000,000 shares held by a trust for the benefit of Mr. Miller and for which he is a trustee.
(6) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Pulsipher.
(7) Includes 3,458,797 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2012, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,234,328 (2)	$1.00	5,234,969 (1)
Total	5,234,328	$1.00	5,234,969
(1)
Our 2012 Stock Incentive Plan authorizes the granting of up to 6,000,000 common shares, either as stock options or restricted stock grants.  As of June 30, 2012, we had granted and issued a total of 765,031 common shares and no options under the plan leaving a total of 5,234,969 available for future issuance.

(2)	Represents number of options granted to officers, employees and stockholders as of June 30, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 24, 2008, we entered into a revolving line of credit with Jeffrey R. Smith, who at the time was our President and is presently our Executive Vice-President, for up to $100,000 which was increased to $120,000 on January 28, 2009.  The interest rate of the loan was tied to the prime lending rate set by Citibank in New York City, minus 0.76%.  The loan was evidenced by a promissory note, the interest on which was due monthly and the principal of which was due and payable on or before January 23, 2013.  The loan balance at June 30, 2012 and 2011 amounted to $0 and $120,000, respectively.  During the years ended June 30, 2012 and 2011, we made interest payments to Mr. Smith of $681 and $2,195, respectively.  This loan was paid in full on October 5, 2011.

In March 2011, James C. Miller, one of our directors, purchased 500,000 units at $0.50 per unit for total proceeds of $250,000, with each unit consisting of one share of the common stock of the Company and one 180-day common stock purchase warrant exercisable at $0.50 per warrant.  The warrants were exercised in September 2011 and the Company received $250,000 in gross proceeds.  Mr. Miller is a principal of CBB, Inc. which is the management company for American Southwest Mortgage.  Both entities provide warehouse lines of credit to PSMI.  Mr. Miller is also a director of our Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that all Board members are deemed not independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2012 and 2011.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2012 and 2011, were $42,882 and $68,274, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2012 and 2011.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2012 and 2011 were $5,380 and $4,986.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2012 and 2011.

Audit Committee

Our Audit Committee, has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2012 and 2011

Consolidated Statements of Operations for the years ended June 30, 2012 and 2011

Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement and Plan of Merger with UCMC dated March 9, 2011	8-K	333-151807	2.1	3/11/11
2.2	Agreement and Plan of Merger with Brookside dated June 9, 2011	8-K	333-151807	2.1	6/10/11
2.3	Agreement and Plan of Merger with Founders dated June 30, 2011	8-K	333-151807	2.1	7/7/11
2.4	Agreement and Plan of Merger with Fidelity dated August 8, 2011	8-K	333-151807	2.1	8/12/11
2.5	Agreement and Plan of Merger with Iowa Mortgage Professionals dated October 13, 2011	8-K	333-151807	2.1	10/19/11
3.1	Delaware Certificate of Incorporation	8-K	333-151807	3.1	1/4/12
3.2	Current Bylaws	8-K	333-151807	3.2	1/4/12
3.3	Delaware Certificate of Merger	8-K	333-151807	3.3	1/4/12
3.4	Nevada Articles of Merger	8-K	333-151807	3.4	1/4/12
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3 & 10.1	2002 Stock Option/Stock Issuance Plan, including grant forms*	S-1	333-151807	4.4 & 10.1	6/20/08
4.4	2012 Stock Incentive Plan, including grant forms	8-K	333-151807	4.1	12/15/11
10.2	2012 Stock Incentive Plan grant form					X
10.3	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.4	Roswell Office Lease Agreement dated March 1, 2008	S-1	333-151807	10.3	6/20/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.5	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.6	Amendment to Promissory Note with Nationwide By Owner Inc. dated September 12, 2012					X
10.7	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.8	Warrant certificate dated February 26, 2010, in the name of Jeffrey R. Smith for 2,000,000 warrants	10-Q	333-151807	99.1	5/17/10
10.9	Warrant certificate dated February 26, 2010, in the name of Ron Hanna for 2,000,000 warrants	10-Q	333-151807	99.2	5/17/10
10.10	Employment agreement with Ron Hanna dated February 25, 2011	8-K	333-151807	99.1	3/1/11
10.11	Employment agreement with Jeffrey R. Smith dated February 25, 2011	8-K	333-151807	99.2	3/1/11
10.12	Employment agreement with Edward Kenmure III dated March 15, 2011	8-K	333-151807	99.1	3/17/11
10.13	Employment agreement with Greg Mahaney dated July 1, 2011	8-K	333-151807	99.1	7/13/11
10.14	Employment Agreement with Randal C. Stevens dated November 1, 2011	8-K	333-151807	99.1	1/20/12
10.15	Employment Agreement with James Pulsipher dated August 8, 2011	8-K	333-151807	99.2	1/20/12
10.16	Subscription Agreement dated July 25, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
10.17	Warrant Agreement dated August 18, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
14.1	Code of Ethics	10-K	333-151807	14.1	9/28/10
21.1	List of Subsidiaries					X
23.1	Consent of Accounting & Consulting Group, LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.

Date: October 15, 2012	By:	/s/ Ron Hanna
Ron Hanna, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ron Hanna	Director, CEO, President,	October 15, 2012
Ron Hanna	Principal Executive, Financial, and Accounting Officer

/s/ Jeffrey R. Smith	Director, Executive Vice-President	October 15, 2012
Jeffrey R. Smith

/s/ Randal Stevens	Director	October 15, 2012
Randal Stevens

/s/ James Pulsipher	Director	October 15, 2012
James Pulsipher

/s/ James C. Miller	Director	October 15, 2012
James C. Miller

/s/ Edward Kenmure III	Director	October 15, 2012
Edward Kenmure III

/s/ Greg Mahaney	Director	October 15, 2012
Greg Mahaney

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended June 30, 2012.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of PSM Holdings, Inc. and Subsidiaries
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Delaware corporation) and Subsidiaries (a Delaware corporation and a Texas corporation) (the “Company”), as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two-year period ended June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Accounting & Consulting Group, LLP
Certified Public Accountants

Carlsbad, New Mexico
October 15, 2012

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS
Current Assets:
Cash & cash equivalents	$355,421	$21,470
Accounts receivable, net	1,011,635	40,768
Loans held for sale	18,204,525	-
Prepaid expenses	444,743	192,000
Other assets	2,695	4,202
Total current assets	20,019,019	258,440

Property and equipment, net	468,650	25,321

Loan receivable	88,898	88,898
Employee advances	144,235	152,155
Note receivable	360,000	360,000
Intangible assets, net of accumulated amortization, June 30, 2012 - $462,109 and June 30, 2011 - $316,855	3,637,424	1,595,576
Security deposits	11,968	8,375

Total Assets	$24,730,194	$2,488,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$765,826	$134,797
Accrued stock payable	-	778,000
Warehouse lines of credit payable	18,122,902	-
Accrued liabilities	697,116	39,028
Total current liabilities	19,585,844	951,825

Long-term Liabilities:
Due to related party	100,000	120,000
Total long-term liabilities	100,000	120,000

Total Liabilities	19,685,844	1,071,825

Commitments & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,638,450 and 18,614,159 shares issued and outstanding at June 30, 2012 and June 30, 2011	29,638	18,614
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and June 30, 2011	-	-
Treasury stock, at cost: shares held 21,600 at June 30, 2012 and June 30, 2011	(22,747)	(22,747)
Additional paid in capital	18,258,884	11,281,710
Accumulated deficit	(13,221,425)	(9,860,637)
Total stockholders' equity	5,044,350	1,416,940

Total Liabilities and Stockholders' Equity	$24,730,194	$2,488,765

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended June 30,
	2012	2011

Revenues	$14,184,306	$3,863,446

Operating expenses:
Selling, general & administrative	17,406,310	5,896,999
Depreciation and amortization	239,395	81,002
Total operating expenses	17,645,705	5,978,001

Loss from operations	(3,461,399)	(2,114,555)

Non-operating income (expense):
Interest expense	(8,133)	(6,896)
Interest and dividend	11,422	6,945
Realized gain on sale of securities	-	5,057
Other income	97,322	32,024
Total non-operating income (expense)	100,611	37,130

Loss from continuing operations before income tax	(3,360,788)	(2,077,425)

Provision for income tax	-	-

Net loss	(3,360,788)	(2,077,425)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	(2,666)

Comprehensive loss	$(3,360,788)	$(2,080,091)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.11)	$(0.15)

Weighted average shares of share capital outstanding - basic & diluted	30,379,898	14,312,248

Weighted average number of shares used to compute basic and diluted loss per share for the year ended June 30, 2012 and 2011 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Treasury Stock	Unrealized Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balance - June 30, 2010	14,124,905	14,125	8,335,154	(22,747)	2,666	(7,783,212)	545,986

Stock issuances to consultants for services	67,000	67	46,558	-	-	-	46,625
Stock issued to employees for services	81,000	81	59,844	-	-	-	59,925
Stock issues to officers as bonus	750,000	750	524,250	-	-	-	525,000
Stock issued to directors for compensation	110,967	111	77,566	-	-	-	77,677
Stock issued to branch owners for commission	31,115	31	25,236	-	-	-	25,267
Stock issued to vendors for services	56,314	56	41,495	-	-	-	41,551
Sale of stock for cash	1,000,000	1,000	499,000	-	-	-	500,000
Stock issued for acquisition	2,392,858	2,393	1,672,607	-	-	-	1,675,000
Unrealized loss on marketable securities	-	-	-	-	(2,666)	-	(2,666)
Net loss	-	-	-	-	-	(2,077,425)	(2,077,425)
Balance - June 30, 2011	18,614,159	$18,614	$11,281,710	$(22,747)	$-	$(9,860,637)	$1,416,940

Sale of stock for cash	1,234,328	$1,234	$924,504	$-	$-	$-	$925,738
Exercise of warrants	1,000,000	1,000	499,000	-	-	-	500,000
Shares issued to officers/directors in lieu of compensation	191,565	192	91,801	-	-	-	91,993
Stock issued to employees in lieu of compensation	284,923	285	176,477	-	-	-	176,762
Stock issued to employees as bonus	1,539,176	1,539	1,107,470	-	-	-	1,109,009
Acquisition of Brookside	925,504	925	806,928	-	-	-	807,853
Acquisition of Founders	250,000	250	224,750	-	-	-	225,000
Acquisition of Fidelity	1,785,714	1,786	1,248,214	-	-	-	1,250,000
Acquisition of IMP	1,285,714	1,286	680,142	-	-	-	681,428
Stock issued to consultants for services	2,527,367	2,527	1,217,888	-	-	-	1,220,415
Net loss	-	-	-	-	-	$(3,360,788)	(3,360,788)
Balance - June 30, 2012	29,638,450	$29,638	$18,258,884	$(22,747)	$-	$(13,221,425)	$5,044,350
The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,360,788)	$(2,077,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	90,433	37,769
Depreciation and amortization	239,395	81,002
Share based payment awards	1,377,763	687,870
Stock issued to third parties for services	1,220,415	88,176
Gain on sale of marketable securities	-	(5,057)
(Increase) decrease in current assets:
Accounts receivable	(1,071,132)	112,778
Prepaid expenses	(252,743)	(132,000)
Other current assets	27,209	1,888
Increase (decrease) in current liabilities:
Accounts payable	607,614	(184,842)
Accrued liabilities	648,043	14,125
Accrued stock payable	(778,000)	778,000
Net cash used in operating activities	(1,251,791)	(597,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	-	32,812
Purchase of property and equipment	(2,992)	(5,046)
Cash proceeds from sale of assets	850	-
Cash received as part of acquisition	170,000	13,664
Cash received from employee advances	7,921	1,993
Cash proceeds for security deposits	4,225	-
Net cash provided by investing activities	180,004	43,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	925,738	500,000
Cash proceeds from exercise of warrants	500,000	-
Cash proceeds on loan from related party	100,000	-
Cash payments on loan from related party	(120,000)	-
Net cash provided by financing activities	1,405,738	500,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	333,951	(54,293)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	21,470	75,763

CASH & CASH EQUIVALENTS, ENDING BALANCE	$355,421	$21,470

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of WWYH, Inc., formerly known as PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

On December 14, 2011, the Company created a wholly-owned subsidiary called PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to Delaware. On December 29, 2011, the Company merged with and into PSM Holdings, Inc., leaving the Delaware Corporation as the survivor. The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

Business Activity
PSM Holdings, Inc., through its wholly-owned subsidiaries, is engaged in the businesses of mortgage banking, in which PSMH both originates and funds mortgage loans through its own warehouse lines of credit, as well as mortgage brokerage, in which PSMH originates mortgage loans funded by third-party lenders.

WWYH, Inc., Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated on February 15, 1991 under the laws of the State of Texas. WWYH, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. On March 15, 2011, WWYH, Inc. completed the acquisition of PrimeSource Mortgage, Inc. (“PSMI”), formerly known as United Community Mortgage Corp., a New Jersey corporation (“UCMC”), and UCMC became a wholly-owned subsidiary of WWYH, Inc.  In April 2012, the domicile of UCMC was changed from the State of New Jersey to the State of Delaware, and  United Community Mortgage Corp. name was changed to PrimeSource Mortgage, Inc.

On March 16, 2011, the Company completed its acquisition of UCMC, a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PSMI. The Company purchased all the tangible assets, and all of the issued and outstanding shares of UCMC common stock and preferred stock, in exchange for 2,392,858 shares of the Company’s common stock valued at $1,675,000. The Company recorded intangible assets amounting to $1,087,432 as a result of this acquisition.

On June 9, 2011, UCMC entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”). The merger transaction closed effective July 1, 2011, and at the closing, Brookside merged into UCMC. The shareholders of Brookside received a total consideration of 925,504 shares of the Company’s common stock, as adjusted, valued at $807,853 in exchange for all outstanding stock as consideration for acquisition of Brookside.  Post closing, one of the principal owners of Brookside was elected to the Company’s Board of Directors.

On June 30, 2011, UCMC entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). The merger transaction closed effective July 1, 2011 and at the closing, Founders merged into UCMC.  The shareholders of Founders received a total consideration of 250,000 shares of the Company’s common stock, as adjusted, valued at $225,000 in exchange for all outstanding stock as consideration for acquisition of Founders. On July 6, 2011, the Company issued 250,000 shares of its common stock to the shareholders of Founders.

On August 8, 2011, UCMC entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). The merger transaction closed effective August 1, 2011 and at the closing, Fidelity merged into UCMC. The shareholders of Fidelity received a total consideration of 1,785,714 shares of the Company’s common stock, as adjusted, valued at $1,250,000 in exchange for all outstanding stock as consideration for acquisition of Fidelity.  In January 2012, the principal owner of Fidelity was elected to the Company’s Board of Directors.

On October 13, 2011, UCMC entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”). The merger transaction closed effective November 1, 2011 and at the closing IMP merged into UCMC. The shareholder of IMP received 1,285,714 shares of the Company’s common stock valued at $681,428 in exchange for all outstanding stock of IMP as consideration for acquisition of IMP.  In January 2012, the principal owner of IMP was elected to the Company’s Board of Directors.

The Company primarily operates and is licensed in the following 12 states: Arkansas, Colorado, Florida, Iowa, Montana, Missouri, Nebraska, New Jersey, New Mexico, Oklahoma, Texas and Utah.

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

Principles of Consolidation
The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH, Inc.’s wholly-owned subsidiary PrimeSource Mortgage, Inc., formerly known as United Community Mortgage Corp.  All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates
Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of other non-current assets including intangibles, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

Employee Advances, Note and Loan Receivable
Employee advances, note and loan receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

Loans Held For Sale
The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of June 30, 2012 and 2011, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Prepaid Expenses
Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. Prepaid expenses consist of prepaid insurance and prepaid investor relations services provided by outside consultants and amounted to $444,743 and $192,000 at June 30, 2012 and 2011, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows. Expenditures for maintenance and repairs are charged to expense as incurred.

Furniture, fixtures and office equipment (years)	5	-	7
Computer equipment (years)		5

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

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.\

Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense was $600,321 and $18,044 for the years ended June 30, 2012 and 2011, respectively.

Share Based Payment Plan
Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within an average of 22 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 80% of the outstanding accounts receivable are due from one customer who is deemed as a related party. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for each of the years ended June 30, 2012 and 2011.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2012	June 30, 2011
Fixtures and equipment	$1,561,818	$241,894
Less: Accumulated depreciation	(1,093,168)	(216,573)
Property and equipment, net	$468,650	$25,321

Depreciation expense for the years ended June 30, 2012 and 2011 was $94,141 and $12,294, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at June 30, 2012 and 2011 consist of:

	June 30, 2012	June 30, 2011
Supplemental Cash Flow Disclosures:
Cash paid for interest	$8,113	$6,364
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisitions of UCMC (2011); Brookside, Founders, Fidelity and IMP (2012):
Accounts receivable	$(49,617)	$(250)
Other assets	(25,702)	-
Property and equipment, net	(535,328)	(15,625)
Notes receivable	-	(360,000)
Employee advances	(22,174)	(189,654)
Intangible assets	(2,099,252)	(1,087,432)
Security deposits	(7,818)	(8,375)
Accounts payable	23,417	-
Accrued expenses	10,046	-
Common stock	4,122	2,393
Additional paid in capital	2,872,306	1,672,607

Stock issued to employees and officers in lieu of compensation	$268,755	$-
Stock issued to employees as bonus	$1,109,008	$-
Stock issued to consultants for services	$1,220,415	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of the Agreement. For the years ended June 30, 2012 and 2011, the Company recorded (i) $237,500 and $93,750 in compensation expense, of which (a) $39,583 of compensation for the year ended June 30, 2012 was paid by issuance of 70,442 shares of common stock compared to $0 for the year ended June 30, 2011; (b) $4,167 and $0 of compensation remained payable at June 30, 2012 and 2011, (ii) recorded $9,000 and $4,500 in car allowance,  (iii) $6,323 and $3,114 in life and health insurance benefits, and (iv) accrued vacation of $4,810 and $0. In addition, for the year ended June 30, 2012, the Company issued to the officer 23,075 shares of its common stock valued at $7,153 as compensation of stock in lieu of cash for health benefits. The common shares were valued at their fair value on the date of issuance.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,250 for health benefits for the officer and his family. For the years ended June 30, 2012 and 2011, the Company recorded (i) $200,000 and $100,000 in compensation expense, of which (a) $33,333 of compensation for the year ended June 30, 2012 was paid by issuance of 59,589 shares of common stock compared to $0 for the year ended June 30, 2011; (b) $3,333 and $0 of compensation remained payable at June 30, 2012 and 2011 , (ii) recorded $7,700 and $6,600 in car allowance,  (iii) $8,693 and $14,544 in life and health insurance benefits, and (iv) accrued vacation of $3,848 and $0. In addition, for the year ended June 30, 2012, the Company issued to the officer 38,459 shares of its common stock valued at $11,922 as compensation of stock in lieu of cash for health benefits. The common shares were valued at their fair value on the date of issuance.

The Company leased office space in an office building that was 100% owned by an LLC whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis. Total rents paid for the office lease for the year ended June 30, 2012 and 2011 were $41,039 and $39,460, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at June 30, 2012 was $0. The revolving credit line is still available to the Company to borrow funds up to $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $681 and $2,195 for the years ended June 30, 2012 and 2011, respectively.

Other Directors
On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with our acquisition of United Community Mortgage Corp. The term of the  employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $120,000 and $35,000 for the years ended June 30, 2012 and 2011, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Brookside. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $120,000 and $451,702 in bonus and over-ride commissions for the year ended June 30, 2012, and $1,155 in accrued vacation at June 30, 2012.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of IMP. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the IMP in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $70,000 and $0 in bonus and over-ride commissions for the year ended June 30, 2012, and $924 in accrued vacation at June 30, 2012. In addition, on April 16, 2012, the Company entered into a revolving line of credit arrangement with this director to provide funding up to $100,000 bearing 6% annual interest. All advances received by the Company will be due and payable in full, including interest, by September 30, 2013. The Company has borrowed $100,000 against this revolving line of credit as of June 30, 2012.  The Company has recorded an interest expense of $1,233 in the accompanying financial statements as of June 30, 2012.

The Company conducted business with the Farmington, New Mexico Branch office which is operated by a former director of the Company. Commissions recorded as expense under the branch agreement for the year ended June 30, 2012 and 2011 were $106,102 and $202,282, respectively. At June 30, 2012 and 2011, the Company owed $0 to the Farmington Branch in commission payable. This director resigned from the Company’s Board on January 3, 2012 to concentrate on expanding his branch operations.

One of the Company’s directors is a principal shareholder of a management company that provided warehouse line of credit to the Company. On March 29, 2012, the management company provided a revolving line of credit to the Company in the amount of $100,000. The line of credit is unsecured, bears a 6% annual rate of interest and is due on March 20, 2013. As of June 30, 2012, the Company has not borrowed any funds against this line of credit for its working capital requirements.

One of the Company’s directors is a principal shareholder of a management company that provided two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of June 30, 2012 and 2011 amounted to $13,168,557 and $1,103,672 which were offset by $13,168,557 and $1,103,672 of funding receivables as of June 30, 2012 and 2011, respectively (See Note 9).

Loan receivable from a related party as of June 30, 2012 and 2011 consists of:

	Original loan	Balance due June 30, 2012	Balance due June 30, 2011
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	-	2,584
	$167,000	$88,898	$91,482
Less allowance for uncollectible amounts	-	-	-
	$167,000	$88,898	$91,482

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO.  On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on Security Agreement from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO amounted to $88,898 as of June 30, 2012. The Company recorded interest income of $8,505 and $8,571 from the loan receivable from NWBO for the years ended June 30, 2012 and 2011, respectively. The Company has also recorded an expense of $10,693 for the consulting and management advisory services provided to the Company by NWBO for the year ended June 30, 2012. No such services were provided for the year ended June 30, 2011.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary UCMC executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and unpaid interest shall be due and payable in full on December 1, 2016. The Company recorded an interest income of $3,255 and $1,617 for the years ended June 30, 2012 and 2011. Interest receivable on this Note amounted to $2,695 and $1,617 as of June 30, 2012 and 2011. The Note was in default due to unpaid interest as of June 30, 2012. However, the default was cured when the Company received a payment of unpaid interest amounting to $2,695 on September 12, 2012. The Note balance receivable as of June 30, 2012 and 2011 was $360,000, respectively.

On December 31, 2010, PrimeSource Mortgage, Inc., a subsidiary of the Company, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 and $15,462 as of June 30, 2012 and 2011. During the year ended June 30, 2012, the Company received $7,921 in payments generated by earnings for the services provided by the employees to offset against their advances. Employee advances receivable as of June 30, 2012 and $2011 were $144,235 and $152,155, respectively.

NOTE 7 – ACQUISITION OF ENTITIES

Brookside Mortgage, LLC
On June 9, 2011, the Company entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”). At the closing, Brookside merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholders of Brookside received a total of 925,504 shares of the Company’s common stock valued at $807,853, as adjusted, in exchange for all the outstanding stock of Brookside. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholders of Brookside have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$30,000
Accounts receivable	8,689
Deposits	21,011
Employee advances	10,130
Other assets - Escrow	225
Furniture & equipment, net	77,350
Security deposits	3,443
150,848
Liabilities assumed	(25,975)
Net assets acquired	124,873
Goodwill	385,417
Intangible asset – Customer List	297,563
Total consideration paid	$807,853

Founders Mortgage, LLC
On June 30, 2011, the Company entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). At closing, Founders merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The shareholder of Founders received 250,000 shares of the Company’s common stock valued at $225,000 in exchange for all of the outstanding stock of Founders. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the shareholder of Founders have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$90,000
Employee advances	12,044
Office Equipment	37,387
Security deposits	4,375
Other assets	1,083
144,889
Liabilities assumed	-
Net assets acquired	144,889
Intangible asset – Customer List	80,111
Total consideration paid	$225,000

Fidelity Mortgage Company
On August 8, 2011, the Company entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). At the closing, Fidelity merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective August 1, 2011. On August 8, 2011, the closing was held for the Merger Agreement with Fidelity. The shareholders of Fidelity received 1,785,714 shares of the Company’s common stock valued at $1,250,000 in the merger transaction in exchange for all the outstanding stock of Fidelity. The common stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the principal shareholders of Fidelity have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on August 1, 2011:

Accounts receivable	$40,929
Furniture and equipment, net	349,739
390,668
Liabilities assumed	-
Net assets acquired	390,668
Goodwill	859,332
Total consideration paid	$1,250,000

Iowa Mortgage Professionals, Inc.
On October 18, 2011, the Company entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”).  At the closing, IMP merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary.  The merger transaction closed effective November 1, 2011. On November 1, 2011, the closing was held for the Merger Agreement with IMP.  The shareholder of IMP received 1,285,714 shares of the Company’s common stock valued at $681,428 in the merger transaction in exchange for all the outstanding stock of IMP.  The common stock issued was valued at the fair value of the stock on the date of closing.  The common shares issued to the principal shareholder of IMP have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on November 1, 2011:

Cash and cash equivalents	$50,000
Other current assets	3,383
Furniture and equipment, net	70,852
124,235
Liabilities assumed	(7,487)
Net assets acquired	116,748
Goodwill	564,680
Total consideration paid	$681,428

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders, Fidelity, and IMP (“Acquirees”) as adjusted, recorded in the accompanying financial statements at June 30, 2012, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained full control of the operations of the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through June 30, 2012.

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus, identifiable intangible assets customer lists and goodwill were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at June 30, 2012.

United Community Mortgage Corp.
On March 15, 2011, the Company completed its acquisition of United Community Mortgage Corp. (“UCMC”), a New Jersey corporation. The Company purchased all of the tangible assets and all issued and outstanding shares of UCMC common stock and preferred stock in exchange for 2,392,858 shares of the Company’s common stock valued at $1,675,000. The common shares were valued at the actual date of issuance of such shares.

Estimated fair value of assets acquired on March 16, 2011:
Tangible assets acquired		$587,568
Intangible assets acquired:
FHA "Full Eagle" Status	$938,790
State Licenses	31,293
Customer list	117,349
		1,087,432
Total assets acquired		1,675,000
Liabilities assumed		-
Net assets acquired		$1,675,000

Consideration paid		$1,675,000

The Company recorded the assets acquired at their fair value in the accompanying financial statements as of June 30, 2012. The value of the shares issued by the Company in connection with the acquisition of UCMC exceeded the fair value of the net assets acquired. The purchase price allocation for UCMC is based on management’s estimates and overall industry experience relating to acquiring a licensed mortgage broker with “Full Eagle” status in the states of New York and New Jersey. Immediately after the execution of the definitive agreement, the Company obtained effective control over UCMC. Accordingly, the operating results of UCMC have been consolidated with those of the Company starting March 16, 2011.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2012	June 30, 2011
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	-
State Licenses	31,293	31,293
	$2,779,512	$970,083
Less: Impairments	-	-
Total	$2,779,512	$970,083

Intangible assets subject to amortization:
Customer list	$495,022	$117,349
NWBO License	824,999	824,999
	$1,320,021	$942,348
Less: accumulated amortization	(462,109)	(316,855)
Total	$857,912	$625,493

Total Intangible Assets, net	$3,637,424	$1,595,576

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of its attaining Full Eagle status. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of June 30, 2012.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the years ended June 30, 2012 and 2011 was $145,254 and $117,349, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense to be recognized for the years ending June 30, 2013 and 2014 was $86,326, and for each of the years ended June 30, 2015 to 2019 was $47,209.

On April 14, 2006, WWYH entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. In the course of its business, NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the year ended June 30, 2012 and 2011 was $58,929, respectively. Amortization expense to be recognized for each of the years ending June 30, 2013 through 2019 was $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 9 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of June 30, 2012 for its funding of mortgage loans for a short term period.

(i)
On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans.  The outstanding balance on this line of credit as of June 30, 2012 was $3,511,754.

(ii)
On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The outstanding balance on this line of credit as of June 30, 2012 was $1,051,903.

(iii)
On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum. The outstanding balance on this line of credit as of June 30, 2012 was $3,768,265.

(iv)
On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The outstanding balance on this line of credit as of June 30, 2012 was $134,178, and

(v)
On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on this line of credit as of June 30, 2012 was $9,656,802.

The warehouse lines of credit provide short term funding for mortgage loans originated by the branch offices. The warehouse lines of credit are repaid within an overall average of 22 days when the loans are sold to third party investors. The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $18,122,902 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $18,204,525 from the third party investors as of June 30, 2012. The Company has recorded the amounts receivable against the loans amounting to $18,204,525 and related liability against the lines of credit of $18,122,902 in the accompanying financial statements as of June 30, 2012. Subsequent to the June 30, 2012, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2012	June 30, 2011
Credit card charges	$61,069	$39,028
Accrued payroll	610,827	-
Other	25,220	-
	$697,116	$39,028

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at June 30, 2012 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the year ended June 30, 2012:

2002 Stock Option/Stock Issuance Plan
In December 2011, the Company increased the number of shares authorized under the Company’s 2002 Stock Option/Stock Issuance Plan (“2002 Plan”) to 3,250,000 shares of common stock for non-statutory and incentive stock options and stock grants under the 2002 Plan which is subject to adjustment in the event of stock split, stock dividends, and other situations. The 2002 Plan expired on December 31, 2011. Pursuant to the terms of the 2002 Plan, any options and unvested stock issuances outstanding at the time of expiration under the 2002 Plan will continue to have full force and effect in accordance with the provisions of the documents evidencing such options or issuances. In November 2011, the Company granted 199,000 shares of its common stock to its employees as stock awards under the 2011 Plan valued at $159,200, and such shares were issued to employees on February 3, 2012. At the cancellation of the 2002 Plan, 138,806 shares remained unissued and were cancelled under the 2002 Plan.

On December 12, 2011, the shareholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. As of June 30, 2012, the Company granted 765,031 shares of common stock valued at $459,738 to employees and a consultant under 2012 Plan and 5,234,969 common shares remained unissued and available for future issuances.

Other Stock Issuances
On July 6, 2011, the Company issued 1,050,000 shares of restricted common stock valued at $945,000 for acquisition of Brookside and Founders. The shares were issued to the shareholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction. On May 18, 2012, the Company issued 125,504 shares of restricted common stock valued at $87,853 to the shareholders of Brookside as additional consideration for their tax obligations as a result of the Company’s acquisition of Brookside pursuant to the terms of purchase agreement dated June 9, 2011. The Company recorded the additional consideration of $87,853 paid as goodwill in the accompanying financial statements as of June 30, 2012.

On August 18, 2011, the Company issued 1,785,714 shares of restricted common stock valued at $1,250,000 for acquisition of Fidelity. The shares were issued to the shareholders of Fidelity for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On September 30, 2011, the Company issued 1,000,000 shares of its common stock to two accredited investors, one of which is a director of the Company, and received cash proceeds of $500,000 upon their exercise to purchase warrants at $0.50 per share.

On November 1, 2011, the Company issued 1,285,714 shares of restricted common stock valued at $681,428 for acquisition of IMP. The shares were issued to the shareholder of IMP for acquiring its 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On January 13, 2012, the Company issued 125,000 shares of its common stock valued at $66,250, to a consultant for providing investor/public relations services. The shares were valued at their fair value on the contractual agreement date.

On February 2, 2012 and March 8, 2012, the Company issued 50,000 shares valued at $32,500 and 550,000 shares of its common stock valued at $357,500 to a consultant for providing investor relations and business advisory services. The common shares issued were valued at the contractual agreement date of February 1, 2012. On April 30, 2012, June 4, 2012 and June 25, 2012, the Company issued 125,000 shares valued at $66,250, 975,000 shares valued at $633,750 and 100,000 shares valued at $59,000 to consultants for providing investor relations and business advisory services. The common shares issued were valued at the closing share price on the date of closing of the transaction or at the fair value on the contractual agreement date. On August 17, 2012, the Company cancelled 637,498 shares of the 975,000 common shares issued to consultants on June 4, 2012. The 975,000 shares of common stock were issued to consultants to provide investor relations services for a term of 18 months. Therefore, the Company recorded a charge of $414,374 to additional paid in capital and reduced prepaid expenses of the same amount, upon cancellation of 637,498 shares of common stock as of June 30, 2012.

On June 26, 2012, the Company issued 228,354 shares of its restricted common stock valued at $127,917 to officers and employees as payment of past due compensation in lieu of cash. The common stock issued was valued at the closing share price on the first day of the month for which the compensation was earned. In addition, the Board of Directors authorized the issuance of 107,610 shares of common stock valued at $33,359 to its officers and key management employees as stock compensation in lieu of cash. The common stock issued was valued at the closing share price on the date of issuance.

In July 2011, the Company commenced a private placement offering to raise up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of June 30, 2012, the Company sold 1,234,328 shares to accredited investors for cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at June 30, 2012 were 29,638,450.

During the year ended June 30, 2012, there were no stock options granted under the 2002 Stock Option/Stock Issuance Plan and 2012 Stock Incentive Plan.

Warrant issuances
On March 28, 2011, the Company granted 500,000 warrants to a director and 500,000 warrants to an accredited investor/shareholder in conjunction with purchasing 1,000,000 units at $0.50 per unit, each unit comprising of one common share and one warrant. The warrants were exercisable at any time through September 30, 2011. On September 30, 2011, the accredited investor and the director exercised 1,000,000 warrants and the Company received cash proceeds of $500,000.

During the year ended June 30, 2012, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raising, no expense was recorded in the accompanying financial statements as of June 30, 2012.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 5,234,328 warrants outstanding as of June 30, 2012 at an exercise price of $1.00.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2012 and 2011:

	2012		2011

Tax expense (credit) at statutory rate-federal	(34.0%	)	(34.0%	)
State tax expense net of federal tax	(5.3%	)	(5.3%	)
Valuation allowance	39.3%		39.3%
Tax expense at actual rate	-		-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2012 are as follows:

Deferred tax assets:
Net operating loss carry forward	$5,196,020
Total gross deferred tax assets	5,196,020
Less valuation allowance	(5,196,020)
Net deferred tax assets	$-

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

At June 30, 2012, the Company has accumulated deficit carry forwards of approximately $13,221,425 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2032. The net change in the valuation allowance during the years ended June 30, 2012 and 2011 was an increase of $1,320,790 and $816,428, respectively.

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

The Company is not under examination for any open tax years ending January 31, 2012, 2011 and 2010.

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

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 7% of the loans being derived from the NWBO signs. However, management also believes there are other benefits from the association for the branches in the form of marketing exposure and the control of a transaction. If a prospective buyer calls the telephone number on the NWBO sign while looking for a property, and if they are not already working with a realtor, the branch office has the opportunity not only to generate the loan business, but may also refer a lead prospect to a producing realtor in the market area.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is at its book value. The book value of the license estimated was less than the computed value at June 30, 2012 and June 30, 2011.

Employment agreements
The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended June 30, 2013 and 2014 are $1,354,700 and $306,133, respectively.

Lease commitments
The Company leased office space in an office building that was 100% owned by an entity whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis and there are no future non-cancelable lease commitments due by the Company. Total rents paid for the office lease for the years ended June 30, 2012 and 2011 were $41,039 and $39,460, respectively.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $69,611. The leases expire between August 2012 and December 2016. Total rent expense recorded for the years ended June 30, 2012 and 2011was $685,161 and $58,428, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at June 30, 2012 are as follows:

For the year ended June 30,	Amount
2013	$236,044
2014	182,253
2015	180,775
2016	171,316
2017	85,002
Total	$855,390

NOTE 14 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2012 and 2011 was 30,379,898 and 14,312,248, respectively. Loss per common share from continuing operations for the years ended June 30, 2012 and 2011 was $0.11 and $0.15, respectively.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at June 30, 2012 and 2011are as follows:

	June 30, 2012		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$355,421	$355,421	$21,470	$21,470
Accounts receivable	1,011,635	1,011,635	40,768	40,768
Loans held for sale	18,204,525	18,204,525	-	-
Prepaid expenses	444,743	444,743	192,000	192,000
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$765,826	$765,826	$134,797	$134,797
Warehouse line of credit	18,122,902	18,122,902	-	-
Accrued stock payable	-	-	778,000	778,000
Accrued liabilities	697,116	697,116	39,028	39,028
Due to a related party	100,000	100,000	120,000	120,000

NOTE 16 - INDUSTRY RISKS

The mortgage industry has gone through a significant consolidation over the past four years. The foreclosures in 2012 and 2011 have caused a credit tightening, making qualifying for loans more difficult for borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat in 2012 and 2011. The lower rates in 2012 and 2011 have also brought the market back to some degree. Because of the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2012 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Operations of the Company have been modified to ensure continued compliance with the new requirements. To keep up with the regulatory changes in mortgage industry, the Company changed its growth strategy and attained Full Eagle status by acquiring UCMC, acquired four additional operating entities since July 2011 with past profitability performance, which requiring a significant investment of resources over the last nine months to facilitate the acquisitions and their integration into the operations of the Company. Although every effort is being made to consolidate operations, cut costs and increase revenue, the Company cannot predict with certainty that these entities will perform at the same or better profitable level in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

NOTE 17 - CONCENTRATIONS

Concentration of Customer
The Company entered into two warehouse lines of credit agreement with a related party mortgage banker for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of June 30, 2012 was $13,168,557. Subsequent to the June 30, 2012, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

For the years ended June 30, 2012 and 2011, the Company recorded revenues of $10,540,850 and $2,226,371 from one customer who is a related party.

Concentration of Credit Risk
On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2012.  As of June 30, 2012, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 18 – SUBSEQUENT EVENTS

As of the date of this report, the Company has paid off the $100,000 in advances received from a related party as of June 30, 2012.

On July 16, 2012, the Company entered into an agreement with a consultant to provide public relations and investor relations services for a six months period. The Company agreed to issue 475,000 shares of its common stock valued at $85,500. The common stock was valued at the closing share price on the date of the agreement.

On August 17, 2012, the Company cancelled 637,498 shares of its common stock valued at $414,374 previously issued to consultants for providing investor relations services.

On October 11, 2012, the Company obtained approval from a mortgage banker to extend two of the warehouse lines of credit amounting to a total of $2,500,000 to September 30, 2013.