Form 10-Q
period 2012-09-30
PSM HOLDINGS INC
filed 2012-11-14
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ]	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ______ to ______

Commission File No. 333-151807

PSM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0332127
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

5900 Mosteller Drive, Oklahoma City, Oklahoma	73112
(Address of principal executive office)	(Zip code)

(Registrant’s telephone number, including area code): (405) 753-1900

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
Yes [   ]  No [X]

As of November 14, 2012, there were 29,402,024 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.
Report on Form 10-Q
For the quarter ended September 30, 2012

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that transactions may not be timely completed;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us;
•	the loss of branch offices from our network;
•	failure to successfully generate loan originations or otherwise market our services; and.
•	Failure to meet with U.S. Department of Housing and Urban Development compliance requirements for renewal of Full Eagle status.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to PSM Holdings, Inc., a Delaware corporation, WWYH,  its wholly-owned subsidiary including PrimeSource Mortgage, Inc., a Delaware corporation (“PSMI”).

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$566,415	$355,421
Accounts receivable, net	998,171	1,011,635
Loans held for sale	12,432,225	18,204,525
Prepaid expenses	74,025	444,743
Other assets	2,254	2,695
Total current assets	14,073,090	20,019,019

Property and equipment, net	463,033	468,650

Loan receivable	88,898	88,898
Employee advances	136,594	144,235
Notes receivable	360,000	360,000
Intangible assets, net of accumulated amortization, September 30, 2012 - $498,422 and June 30, 2012 - $462,109	3,601,111	3,637,424
Security deposits	13,642	11,968

Total Assets	$18,736,368	$24,730,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$489,495	$765,826
Accrued stock payable	76,500	-
Warehouse lines of credit payable	12,428,069	18,122,902
Due to related party, current portion	50,000	-
Accrued liabilities	696,651	697,116
Total current liabilities	13,740,715	19,585,844

Long-term Liabilities:
Due to related party	-	100,000
Total long-term liabilities	-	100,000

Total Liabilities	13,740,715	19,685,844

Commitment & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,000,952 and 29,638,450 shares issued and outstanding at September 30, 2012 and June 30, 2012	29,001	29,638
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and June 30, 2012	-	-
Treasury stock, at cost: shares held 21,600 at September 30, 2012 and June 30, 2012	(22,747)	(22,747)
Additional paid in capital	17,978,306	18,258,884
Accumulated deficit	(12,988,907)	(13,221,425)
Total stockholders' equity	4,995,653	5,044,350

Total Liabilities and Stockholders' Equity	$18,736,368	$24,730,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,
	2012	2011

Revenues	$5,928,887	$2,182,235

Operating expenses
Selling, general & administrative	5,633,324	3,221,701
Depreciation and amortization	60,970	94,270
Total operating expenses	5,694,294	3,315,971

Income (loss) from operations	234,593	(1,133,736)

Non-operating income (expense):
Interest expense	(4,437)	(1,711)
Interest income	2,254	2,829
Other income	112	1,120
Total non-operating income (expense)	(2,071)	2,238

Income (loss) from continuing operations before income tax	232,522	(1,131,498)

Provision for income tax	-	-

Net income (loss)	232,522	(1,131,498)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	-

Comprehensive income (loss)	$232,522	$(1,131,498)

Net income (loss) per common share and equivalents -
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average number of common shares outstanding
Basic	29,333,560	20,613,598

Diluted	34,713,888	20,613,598

Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended September 30, 2011 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$232,522	$(1,131,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debts	-	80,178
Depreciation and amortization	60,970	94,270
Share based payment awards	-	389,045
(Increase) decrease in current assets:
Accounts receivable	90,931	(356,930)
Prepaid expenses	89,503	101,267
Other assets	441	19,886
Increase (decrease) in current liabilities:
Accounts payable	(276,332)	21,555
Accrued stock payable	76,500	-
Accrued liabilities	(468)	192,139
Net cash provided by (used in) operating activities	274,067	(590,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,040)	(2,142)
Cash received as part of acquisition	-	120,000
Cash advanced to employees	-	(4,121)
Cash received from employees against advances	7,641	4,718
Cash paid for security deposits	(1,674)	-
Net cash (used in) provided by investing activities	(13,073)	118,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	-	419,748
Cash proceeds from exercise of warrants	-	500,000
Cash payments on loan from related party	(50,000)	-
Net cash (used in) provided by financing activities	(50,000)	919,748

NET INCREASE IN CASH & CASH EQUIVALENTS	210,994	448,115

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	355,421	21,470

CASH & CASH EQUIVALENTS, ENDING BALANCE	$566,415	$469,585

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

WWYH, Inc., a wholly-owned subsidiary of PSM Holdings, Inc. was incorporated on February 15, 1991 under the laws of the State of Texas. On May 18, 2005, WWYH, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation. On March 15, 2011, WWYH, Inc. completed the acquisition of PrimeSource Mortgage, Inc. (“PSMI”), formerly known as United Community Mortgage Corp., a New Jersey corporation (“UCMC”), and UCMC became a wholly-owned subsidiary of WWYH, Inc. In April 2012, the domicile of UCMC was changed from the State of New Jersey to the State of Delaware, and United Community Mortgage Corp. changed its name to PrimeSource Mortgage, Inc.

The Company primarily operates and is licensed in the following 14 states: Arkansas, Colorado, Florida, Iowa, Montana, Missouri, Nebraska, New Jersey, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2012 which were filed with the Securities and Exchange Commission on October 15, 2012 in the Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Use of Estimates
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could differ from those estimates. Significant estimates include the value of other non-current assets including intangibles, estimated depreciable lives of property, plant and equipment, estimated useful lives of certain intangible assets, fair value of derivative financial instruments (loans held for sale), estimated valuation of deferred tax assets due to net operating loss carry-forwards, estimates of uncollectible amounts of employee advances and notes receivable, accrued compensation arising from share-based awards and for share based payments to non-employees.

Cash and Cash Equivalents
For the purposes of the statement of cash flows, cash and cash equivalents include cash on hand and cash in checking and savings accounts, and all investment instruments with an original maturity of three months or less.

Accounts Receivable
Accounts receivable represent commissions earned on closed loans that the Company has not yet received payment. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer of branch owner’s ability to pay.

Employee Advances, Note and Loan Receivable
Employee advances, note and loan receivable are stated at the unpaid principal balance. Interest income is recognized in the periods in which it is earned.

Loans Held For Sale
The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of September 30, 2012 and June 30, 2011, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense was $185,743 and $51,584 for the three months period ended September 30, 2012 and 2011, respectively.

Share Based Payment Plan
Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within an average of 23 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue from the override fees is recognized as earned when the loan is sold off of the warehouse line.

Earnings Per Common Share
Earnings per common share are computed using the two-class method. Basic earnings per common share are computed by dividing net income allocated to common shares by the weighted average number of shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. Diluted earnings per share are computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

For the three month periods ended September 30, 2012 and 2011, average anti-dilutive employee share-based awards totaled 146,000 and 0, respectively.

Reclassification
Certain accounts in the prior-period financial statements have been reclassified for comparative purposes to conform with the presentation in the current-period financial statements.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 80% of the outstanding accounts receivable are due from one customer who is deemed as a related party. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of September 30, 2012 and June 30, 2011, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2012 (Unaudited)	June 30, 2012
Fixtures and equipment	$1,580,858	$1,561,818
Less: Accumulated depreciation	(1,117,825)	(1,093,168)
Property and equipment, net	$463,033	$468,650

Depreciation expense for the three months ended September 30, 2012 and 2011 was $24,657 and $11,003, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at September 30, 2012 and 2011 consist of:

	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$4,363	$1,751
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisitions of Brookside, Founders & Fidelity:
Accounts receivable	$-	$(49,617)
Other assets	-	(22,319)
Property and equipment, net	-	(153,828)
Employee advances	-	(22,174)
Intangible assets	-	(1,845,220)
Security deposits	-	(7,818)
Accounts payable	-	15,930
Accrued expenses	-	10,046
Common stock	-	2,836
Additional paid in capital	-	2,192,164

Cancellation of common stock	$637	$-
Cancellation of contracts requiring cancellation of common stock	$281,215	$-
Stock issued to employees as bonus	$-	$389,045

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of the Agreement. For the three months ended September 30, 2012 and 2011, the Company recorded (i) $62,500 and $56,250 in compensation expense, of which $12,500 and $7,500 of compensation was payable by issuance of 53,756 and 14,717 shares of common stock and remained payable at September 30, 2012 and 2011, (ii) recorded $2,250 and $2,250 in car allowance, (iii) $958 and $2,400 in life and health insurance benefits, and (iv) accrued vacation of $7,211 and $0. The common shares were valued at their fair value on the date of issuance.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,250 for health benefits for the officer and his family. For the three months period ended September 30, 2012 and 2011, the Company (i) recorded $50,000 and $50,000 in compensation expense, of which $10,000 and $6,667 of compensation was payable by issuance of 43,005 and 13,082 shares of common stock; (ii) recorded $2,100 and $2,100 in car allowance, (iii) recorded $0 and $2,739 in life and health insurance benefits, and (iv) recorded accrued vacation of $5,769 and $5,769. The common shares were valued at their fair value on the date of issuance.

The Company leased office space in an office building that was 100% owned by an LLC whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis. Total rents paid for the office lease when it was owned by a related party for the three months periods ended September 30, 2012 and 2011 were $0 and $10,125, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at September 30, 2012 and June 30, 2012 was $0. The revolving credit line is still available to the Company to borrow funds up to $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $0 and $656 for the three months ended September 30, 2012 and 2011, respectively.

Other Directors
On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with our acquisition of United Community Mortgage Corp. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 for each of the three months ended September 30, 2012 and 2011, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $30,000 and $0 in bonus and over-ride commissions for the three months ended September 30, 2012, and $30,000 and $0 in bonus and over-ride commissions for the three months ended September 30, 2011.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with our acquisition of Fidelity Mortgage Company. The term of the employment agreement is for two years, with automatic one-year extension unless notice is given by either party. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the director. Bonuses are to be paid upon closing of each loan and paid on an interval basis. The Company recorded a compensation expense of $301,186 and $589 in bonus compensation for the three months ended September 30, 2012 and 2011, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the IMP in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $30,000 and $577 in bonus and over-ride commissions for the three months ended September 30, 2012, and $577 in accrued vacation at September 30, 2012. In addition, on April 16, 2012, the Company entered into a revolving line of credit arrangement with this director to provide funding up to $100,000 bearing 6% annual interest. All advances received by the Company will be due and payable in full, including interest, by September 30, 2013. The Company has borrowed $50,000 against this revolving line of credit as of September 30, 2012. The Company has recorded an interest expense of $1,175 for the three months ended September 30, 2012 in the accompanying financial statements.

One of the Company’s directors is a principal shareholder of a management company that provides warehouse line of credit to the Company. On March 29, 2012, the management company provided a revolving line of credit to the Company in the amount of $100,000. The line of credit is unsecured, bears a 6% annual rate of interest and is due on March 20, 2013. As of September 30, 2012, the Company has not borrowed any funds against this line of credit for its working capital requirements.

One of the Company’s directors is a principal shareholder of a management company that provided two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of September 30, 2012 and 2011 amounted to $11,383,555 and $8,584,625 which were offset by $11,383,555 and $8,584,625 of funding receivables as of September 30, 2012 and 2011, respectively (See Note 8).

Loan receivable from a related party as of September 30, 2012 and 2011 consists of:

	Original loan	Balance due September 30, 2012 (Unaudited)	Balance due June 30, 2012
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	1,344	-
	$167,000	$90,242	$88,898
Less allowance for uncollectible amounts	-	-	-
	$167,000	$90,242	$88,898

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on Security Agreement from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO amounted to $88,898 as of June 30, 2012. The loan receivable is under collateralized by $53,898 based upon the fair value of 150,000 shares at the closing share price of $0.25 on November 13, 2012. The Company recorded interest income of $1,344 and $2,126 from the loan receivable from NWBO for the three months ended September 30, 2012 and 2011, respectively.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. The Company recorded an interest income of $910 and $703 for the three months ended September 30, 2012 and 2011. The Note balance receivable as of September 30, 2012 and June 30, 2012 was $360,000, respectively.

On December 31, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 as of September 30, 2012 and June 30, 2012. During the three months ended September 30, 2012, the Company received $7,641 in payments generated by earnings for the services provided by the employees to offset against their advances. Employee advances receivable as of September 30, 2012 and June 30, 2012 were $136,594 and $144,235, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2012 (Unaudited)	June 30, 2012
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,022	$495,022
NWBO License	824,999	824,999
	$1,320,021	$1,320,021
Less: accumulated amortization	(498,422)	(462,109)
Total	$821,599	$857,912

Total Intangible Assets, net	$3,601,111	$3,637,424

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of September 30, 2012.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders Mortgage, LLC, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the three months ended September 30, 2012 and 2011 was $36,313 and $68,535, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense to be recognized for the years ending June 30, 2013 and 2014 was $86,326, and for each of the years ended June 30, 2015 to 2019 was $47,209.

On April 14, 2006, WWYH entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the three months ended September 30, 2012 and 2011 was $14,732, respectively. Amortization expense to be recognized for each of the years ending June 30, 2013 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of September 30, 2012 for its funding of mortgage loans for a short term period.

(i)
On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans. The warehouse line of credit matures on December 31, 2012.  The outstanding balance on this line of credit as of September 30, 2012 was $227,714.

(ii)
On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2013. The outstanding balance on this line of credit as of September 30, 2012 was $346,946.

(iii)
On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit as of September 30, 2012 was $400,234.

(iv)
On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit as of September 30, 2012 was $297,334, and

(v)
On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit matures on December 31, 2012.  The outstanding balance on this line of credit as of September 30, 2012 was $11,155,841.

The warehouse lines of credit provide short term funding for mortgage loans originated by the branch offices. The warehouse lines of credit are repaid within an overall average of approximately 23 days when the loans are sold to third party investors. The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The combination of warehouse lines of credit (i) and (v) stated above, may bulge up to a total of $20 million in order to allow for temporary increases required by an increase in loan production. The Company had $12,428,069 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $12,432,225 from the third party investors as of September 30, 2012. The Company has recorded a receivable against the loans amounting to $12,432,225 and related liability against the lines of credit of $12,428,069 in the accompanying financial statements as of September 30, 2012. Subsequent to the September 30, 2012, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at September 30, 2012 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the three months ended September 30, 2012:

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

On December 12, 2011, the shareholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. As of September 30, 2012, the Company granted 765,031 shares of common stock valued at $459,738 to employees and a consultant under 2012 Plan and 5,234,969 common shares remained unissued and available for future issuances.

Other Stock Issuances
On January 31, 2012, the Company entered into an agreement with a consultant for providing investor relations and business advisory services and issued a total of 600,000 shares of common stock valued at $390,000, of which 50,000 shares of common stock were issued on February 2, 2012 and 550,000 shares of common stock were issued on March 8, 2012. The common shares issued were valued at the contractual agreement date of January 31, 2012.

On April 30, 2012, June 4, 2012 and June 25, 2012, the Company issued 125,000 shares valued at $66,250, 975,000 shares valued at $633,750 and 100,000 shares valued at $59,000 to consultants for providing investor relations and business advisory services. The common shares issued were valued at the closing share price on the date of closing of the transaction or at the fair value on the contractual agreement date. The 975,000 shares were issued to three consultants pursuant to an agreement dated May 9, 2012 for a term of 18 months.

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 agreement, and agreed to enter into a new consulting agreement dated July 16, 2012 for issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. In addition, on July 15, 2012, the Company intended to cancel the remaining unvested shares issued to the same consultant per the May 9, 2012 agreement. The July 16, 2012 consulting agreement required the Company to issue 425,000 shares of common stock valued at $76,500 to provide consulting and business advisory services for a period of six months. The Company recorded a charge of $281,215 to additional paid in capital and reduced the prepaid expenses of the same amount upon the termination of these two agreements as of September 30, 2012. The Company has plans to cancel 107,639 shares of common stock and return them to the treasury as a result of  the cancellation of the above two agreements as of September 30, 2012.  As of November 14, 2012, the common stock has not been cancelled.

On August 17, 2012, the Company cancelled the unvested 637,498 shares of the 975,000 common shares issued to the two remaining consultants pursuant to the May 9, 2012 agreement. The Company recorded a charge of $414,374 to additional paid in capital and reduced prepaid expenses of the same amount, upon cancellation of 637,498 shares of common stock issued to the two consultants as of September 30, 2012. On August 17, 2012, the Company cancelled 637,498 shares issued to the two consultants and recorded the cancellation as a charge to common stock.

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of September 30, 2012, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at September 30, 2012 were 29,000,952.

The Company did not grant any stock options under the 2002 Stock Option/Stock Issuance Plan during the three months ended September 30, 2012.

Warrant issuances
Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raise, no expense was recorded in the accompanying financial statements as of September 30, 2012.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 5,234,328 warrants outstanding as of September 30, 2012 at an exercise price of $1.00.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 5,380,238 as of September 30, 2012. These common stock equivalents may dilute earnings per share.

For the three months ended September 30, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share for the three months ended September 30, 2012 was calculated as follows:

	Three months ended September 30, 2012 (Unaudited)		Three months ended September 30, 2011 (Unaudited)
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss) applicable to common stock	$232,522	$232,522	$(1,131,498)	$(1,131,498)

Denominator
Weighted average common shares outstanding	29,333,560	29,333,560	20,613,598	20,613,598
Dilutive effect of share based awards	-	146,000	-	-
Common stock issuable upon exercise of warrants	-	5,234,328	-	-
	29,333,560	34,713,888	20,613,598	20,613,598

Net income (loss) per share	$0.01	$0.01	$(0.05)	$(0.05)

NOTE 11 – COMMITMENTS

Nationwide By Owners License
The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. As agreed to by NWBO and the Company, the National Processing Center has been delayed until a written approval has been obtained between NWBO and a national marketing company. There are on-going conversations taking place at this time, but no agreement has been executed. NWBO continues to provide the platform that produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property for exclusive use by the Company. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two. Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms. Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established.  The Company has also committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States of America pursuant to the agreement with NWBO.

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

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is at its book value. The book value of the license estimated was less than the computed value at September 30, 2012 and June 30, 2012.

Employment agreements
The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for years ended June 30, 2013 and 2014 are $935,950 and $306,133, respectively.

Lease commitments
The Company leased office space in an office building that was 100% owned by an entity whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis and there are no future non-cancelable lease commitments due by the Company. Total rents paid for the office lease when it was owned by a related party for the three months ended September 30, 2012 and 2011 were $0 and $10,125, respectively.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $69,611. The leases expire between August 2012 and December 2016. Total rent expense recorded for the three months ended September 30, 2012 and 2011 was $218,817 and $84,771, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at June 30, 2012 are as follows:

For the year ended June 30,	Amount
2013	$189,699
2014	183,089
2015	178,780
2016	166,993
2017	82,507
Total	$801,068

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

The fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012 (Unaudited)		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$566,415	$566,415	$355,421	$355,421
Accounts receivable	998,171	998,171	1,011,635	1,011,735
Loans held for sale	12,432,225	12,432,225	18,204,525	18,204,525
Prepaid expenses	74,025	74,025	444,743	444,743
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$489,495	$489,495	$765,826	$765,826
Warehouse line of credit	12,428,069	12,428,069	18,122,902	18,122,902
Accrued stock payable	76,500	76,500	-	-
Accrued liabilities	696,651	696,651	697,116	697,116
Due to a related party	50,000	50,000	100,000	100,000

NOTE 13 - INDUSTRY RISKS

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

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2012 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Operations of the Company have been modified to ensure continued compliance with the new requirements. To keep up with the regulatory changes in mortgage industry, the Company changed its growth strategy and attained Full Eagle status by acquiring UCMC, acquired four additional operating entities since July 2011 with past profitability performance, which required a significant investment of resources over the last year to facilitate the acquisitions and their integration into the operations of the Company. Although every effort is being made to consolidate operations, cut costs and increase revenue, the Company cannot predict with certainty that these entities will perform at the same or better profitable level in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

NOTE 14 - CONCENTRATIONS

Concentration of Customer
The Company entered into two warehouse lines of credit agreement with a related party mortgage banker for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of September 30, 2012 was $11,383,555. Subsequent to the September 30, 2012, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

The Company recorded revenues of $4,811,572 and $1,085,665 from one customer who is a related party for the three months ended September 30, 2012 and 2011.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012.  As of September 30, 2012, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

On October 5, 2012, the Company paid off the $50,000 in advances received from a related party as of September 30, 2012.

On October 11, 2012, the Company obtained approval from a mortgage banker to extend two of the warehouse lines of credit amounting to a total of $2,500,000 to September 30, 2013.

On October 26, 2012, the Company received a notification from U.S. Department of Housing and Urban Development (“HUD”) citing deficiencies in its subsidiary’s (PSMI) application for approval as a FHA lender. HUD has granted PSMI until December 26, 2012 to cure such deficiencies. The Company is continuing to operate under former UCMC’s HUD license until such deficiencies are cured.

On October 29, 2012, the Company cancelled 16,000 shares of common stock issued to five employees of IMP branch as bonus on February 3, 2012. The common stock was valued at $12,800 on the date of issuance.

On October 30, 2012, the Company issued 237,572 shares of common stock valued at $58,667 to officers, employees and a consultant as payment of compensation in lieu of cash. The compensation earned was recorded as an expense and accrued as of September 30, 2012. The common stock was valued at the closing share price discounted by 25% of the pay periods for which the compensation was earned.

On October 30, 2012, the Company issued 25,000 shares of common stock valued at $8,750 to an officer as a bonus for services performed. The common stock was valued at the closing share price on October 22, 2012, the date of award of bonus by the Board of Directors of the Company.

On October 30, 2012, the Company issued 154,500 shares of common stock valued at $56,006 as bonus to IMP employees for services performed. The common stock was valued at the closing share price on October 22, 2012, the date of award of bonus by the Board of Directors of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012, and our interim financial statements and accompanying notes to these financial statements filed with this report.

Overview

Since 1991, PSMI has been a retail mortgage origination firm and, since 2008, has also conducted business as a mortgage lender using warehouse lines of credit.  Our revenue model is based on bank margin on loan funding and administrative fees. Our loans are purchased off of our warehouse lines by several investors. As a mortgage banking firm, we have the freedom to “broker” loans immediately to third parties or leverage our warehouse lines to “bank” the loans and then sell them on the secondary market.  Historically, we fund or “bank” more than 90% of our loans with several wholesale relationships available for our offices to take advantage of in order to provide the consumer with the lowest monthly payment and lowest rate available to them in the marketplace.

In April 2012, management restructured the Company by changing the domicile of PSMI, formerly known as United Community Mortgage Corp. (“UCMC”), from the State of New Jersey to the State of Delaware, and changing the name of UCMC to PrimeSource Mortgage, Inc., a Delaware corporation. As a result of the restructuring, WWYH has a single operating wholly-owned subsidiary, PSMI, which has undergone a name change and conducts all business operations under that name.  Based upon our current production, we estimate approximately 75% of loan applications are generated from business contacts and previous client referrals at each of the branch offices.  Realtor referrals generate another approximately 15% and the remaining approximately 10% come from other advertising and marketing efforts, including Nationwide By Owner, Inc. (“NWBO”) and the Costco lending platform.

We have retail offices located around the United States from which we derive revenue based on the aforementioned business factors (e.g. fees, margin and splits) resulting from the loan origination volume from these offices.  We are able to leverage the Company’s warehouse lines of credit relationships in order to provide the consumer with more competitive rates and fees while increasing our gross profits.  With a growing national retail platform, it is important to remain competitive in targeted regions around the country whose market dynamics vary from one another.  It is for this reason, a healthy mixture of wholesale and correspondent relationships exist from within our Company in order to ensure both service quality and competitive pricing for our clients.  Presently, PSMI has approximately 20 offices around the country.

On April 14, 2006, we entered into a renewable license agreement with NWBO, a Texas based company engaged in the business of marketing real estate property for sale by owners and others.  In the course of its business, NWBO operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property.  The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us.  The agreement with NWBO renewed for an additional five years on April 14, 2011, is automatically renewable for two successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term.

We are one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  PSMI’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011 to Costco members.  Initially, PSMI serviced leads originated in Oklahoma, Texas, New Mexico and Missouri.  Management anticipates that other states will likely be added in the future.  PSMI has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this significantly in the last half of the current fiscal year.  PSMI believes it can manage this level of leads with its current infrastructure.  Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

The Company acquired four operating mortgage companies and one operating mortgage company during the fiscal years ended June 30, 2012 and 2011. The Company’s loan production more than tripled during the first quarter ended September 30, 2012 as compared to the comparable quarter of prior year. PSMI earned a net income of $247,941 due to closing 1,106 loans during the quarter ended September 30, 2012 compared to 270 loans closed during the comparable quarter in 2011. The additional loans closed during the quarter September 30, 2012 represented an approximate of additional $600,000 in improvement over and above the $1,000,000 turnaround the Company experienced to its bottom line for the quarter ended June 30, 2012.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  These changes have been the contributing factor towards the growth of PSMI this calendar year, as well as the planned growth in calendar 2013. The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms which meet the regulatory requirements.  Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements, and increased net worth requirements of HUD. As a result, industry research has shown that approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business.  This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market. Operating as a public company since 2005, we are fully accustomed to operating in a highly regulatory environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007. As a result, management believes the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

In January 2011, we further invested in an enterprise origination retail technology to govern the production, operations and regulatory needs of our Company.  Since January 2011, our operational efforts have leveraged this technology to improve a more scalable business platform to report, manage and grow existing offices around the United States.

In addition to significant upgrades in technology, we have brought on board a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy of our Company.  As a result of these additions to the Company’s technology and management, we expect to continue our growth in the future. Since the beginning of calendar 2011, we have completed five acquisitions. These acquisitions began on March 15, 2011 with the acquisition of UCMC, then on July 1, 2011, the acquisitions of Founders Mortgage LLC, a Missouri corporation and Brookside Mortgage LLC, an Oklahoma corporation, then on August 1, 2011, acquisition of Fidelity Mortgage Company, a Colorado corporation, and finally on November 1, 2011, acquisition of Iowa Mortgage Professionals, Inc., an Iowa corporation.  We are in preliminary discussions with further potential target companies, but have not entered into any letters of intent or definitive agreements or arrangements. The Company has brought on boarded three (3) additional operations in 2012. The first operation was Steamboat Springs in Colorado, followed by an office in Newark, New Jersey, and then most recently, 123 Mortgage in St. Louis, Missouri,

The following table represents a production matrix reflecting our past production by number of Loans Closed and Dollar Volume:

Quarter Ended September 30,	Number of Loans Closed	Dollar Production
2011	270	$50,207,783
2012	1,106	$186,094,933

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

As a result of the above-described business model, the Company reported its first profitable quarter ending September, 30, 2012 since going public in 2005. The increase in production and resulting revenues reflect a significant turnaround of the Company in the fourth quarter of the year ended June 30, 2012, as well as the first quarter ended September 30, 2012. Favorable market conditions supported by favorable rates and a reduction in competitive pressures, the Company laid down the foundation for unit and revenue growth in the balance of calendar 2012 and 2013.

Results of Operations

We reported a net income of $232,522 for the three months ended September 30, 2012 compared to a net loss of $1,131,498 for the same comparable prior year period.  The increase in income resulted principally due to increase in loan production which resulted in increase in revenues.

Revenues
Our total revenues increased by $3,746,652 or 172% to $5,928,887 for the three months ended September 30, 2012, as compared to the same comparable period in 2011. Our revenues for the three months increased due to net increase of one acquisition in our operations and as a result closing 1,106 loans during the three months ended September 30, 2012 as compared to 270 loans closed for the comparable prior year period. Some of our existing branches also increased their production during this time period as their businesses matured. Management believes that adding strong producing branches is a viable way to continue to increase revenues. Currently, our network can expect to add 3 to 5 additional on-boarded operations with no added management expense.

Operating Expenses
Our total operating expenses increased by $2,378,323 or 72% to $5,694,294 for the three months ended September 30, 2012 as compared to the comparable prior year period. Operating expenses for the three months ended September 30, 2012 included an increase in our selling, general and administrative expenses of $2,411,624 or 75% as compared to the comparable prior year period primarily due to a) an increase in payroll expense of $1,579,541 due to the increase in headcount as a result of acquisition of entities, b) an increase in rent expense of $134,047 due to additional acquisition of entities, c) increase in professional and legal fees of $186,661, and d) other administrative overhead incurred due to the acquisition of four entities compared to three entities in the comparable quarter of 2011.

Depreciation and amortization expense decreased by $33,300 or 35% to $69,970 for the three months ended September 30, 2012 as compared to the comparable prior year period, primarily due to the change in the amortization period from 5 to 8 years of identifiable intangible assets (customer lists) acquired as a result of our acquisitions.

Total operating expenses as a percentage of revenues were 96% as compared to 152% for the comparable prior year period.

Non-operating Income (Expense)
Our total non-operating income decreased by $4,308 or 195% for the three months ended September 30, 2012, as compared to the comparable prior year period primarily due to increase in interest expense of $2,736, and reduction in interest and other income of $1,583.

Liquidity and Capital Resources

Our cash and cash equivalents were $566,415 at September 30, 2012. As shown in the accompanying consolidated financial statements, we recorded a net income of $232,522 for the three months ended September 30, 2012, compared to a net loss of $1,131,498 for the comparable prior year period. Our current assets exceeded our current liabilities by $332,375 at September 30, 2012, and our net cash provided by operating activities for the three months ended September 30, 2012 was $274,067. We expect to add additional branch offices acquisitions during the current fiscal year, and brought on board three branches during the three months ended September 30, 2012. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders to finance our anticipated growth.

Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2012 was $274,067 resulted primarily due to a decrease in accounts receivable of $90,931, a decrease in prepaid expenses of $89,503, a decrease in other current assets of $441, a decrease in accounts payable of $276,332, an increase in accrued stock payable of $76,500, and a decrease in accrued liabilities of $468. We recorded a net income of $232,522 for the three months ended September 30, 2012 as compared to a net loss of $1,131,498 for the comparable prior period. The increase in income was primarily attributable due to an increase in revenues as a result of closing 1,106 loans for the three months ended September 30, 2012 as compared to closing 270 loans for the comparable quarter in 2011.

Investing Activities
Net cash used by investing activities for the three months ended September 30, 2012, was $13,073 as a result of net cash used to purchase property and equipment of $19,040, cash received from employees against advances of $7,641, and cash paid for security deposits of $1,674. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities
Net cash used in financing activities for the three months ended September 30, 2012 was $50,000 consisting of cash payment of $50,000 of loan received from a related party.

As a result of the above activities, we experienced a net increase in cash of $210,994 for the three months ended September 30, 2012. Our ability to continue as a going concern is still dependent on our success in acquiring profitable and stable mortgage businesses, expanding the business of our existing branches, capitalizing the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the reporting period, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Nevertheless, management has identified a significant deficiency where internal control was inadequate surrounding year-end cut-off procedures and a lack of properly documented management review controls. Management continues to strengthen, review and assess the internal controls surrounding year-end cut-off procedures and has implemented procedures and assigned personnel to cure this deficiency. We have recently recruited a contracted financial controller and implemented an online accounting and reporting system which will help alleviate recording year-end cut-off procedures.  Further changes may include such activities as providing additional training for the employees to new accounting and reporting system, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PSM HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ Ron Hanna
Ron Hanna, President (Chief Executive and Principal Financial Officer)