Form 10-Q
period 2012-12-31
PSM HOLDINGS INC
filed 2013-02-11
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes [   ]  No [X]

As of February 11, 2013, there were 29,402,024 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.
Report on Form 10-Q
For the quarter ended December 31, 2012

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the possibility that the expected benefits of business combination transactions may not materialize as expected or that transactions may not be timely completed;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us;
•	a significant change in expectations and assumptions (including projections) used to value intangible assets;
•	failure to successfully collect note receivable and employee loans and advances;
•	failure to successfully generate loan originations or otherwise market our services; and
•	failure to meet with U.S. Department of Housing and Urban Development compliance requirements for renewal of Full Eagle status.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to PSM Holdings, Inc., a Delaware corporation, WWYH, Inc., its wholly-owned subsidiary including PrimeSource Mortgage, Inc., a Delaware corporation (“PSMI”), a wholly-owned subsidiary of WWYH, Inc.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$916,003	$355,421
Accounts receivable, net	845,944	1,011,635
Loans held for sale	14,611,809	18,204,525
Prepaid expenses	59,652	444,743
Other assets	3,509	2,695
Total current assets	16,436,917	20,019,019

Property and equipment, net	440,899	468,650

Loan receivable	88,898	88,898
Employee advances	157,320	144,235
Notes receivable	360,000	360,000
Intangible assets, net of accumulated amortization, December 31, 2012 - $534,734 and June 30, 2012 - $462,109	3,564,799	3,637,424
Security deposits	13,642	11,968
Total Assets	$21,062,475	$24,730,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$440,640	$765,826
Warehouse lines of credit payable	14,592,092	18,122,902
Accrued liabilities	636,934	697,116
Total current liabilities	15,669,666	19,585,844

Long-term Liabilities:
Due to related party	-	100,000
Total long-term liabilities	-	100,000

Total Liabilities	15,669,666	19,685,844

Commitment & contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,402,024 and 29,638,450 shares issued and outstanding at December 31, 2012 and June 30, 2012	29,403	29,638
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and June 30, 2012	-	-
Treasury stock, at cost: shares held 21,600 at December 31, 2012 and June 30, 2012	(22,747)	(22,747)
Additional paid in capital	18,163,096	18,258,884
Accumulated deficit	(12,776,943)	(13,221,425)
Total stockholders' equity	5,392,809	5,044,350
Total Liabilities and Stockholders' Equity	$21,062,475	$24,730,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Revenues	$6,044,584	$3,427,053	$11,973,471	$5,609,288

Operating expenses:
Selling, general & administrative	5,792,859	4,031,573	11,426,183	7,253,274
Depreciation and amortization	61,601	3,722	122,571	97,992
Total operating expenses	5,854,460	4,035,295	11,548,754	7,351,266
Income (loss) from operations	190,124	(608,242)	424,717	(1,741,978)

Non-operating income (expense):
Interest expense	(1,125)	(606)	(5,562)	(2,317)
Interest income	2,166	2,956	4,420	5,785
Other Income	20,795	65,127	20,907	66,248
Total non-operating income (expense)	21,836	67,477	19,765	69,716

Income (loss) from continuing operations before income tax	211,960	(540,765)	444,482	(1,672,262)

Provision for income tax	-	-	-	-

Net income (loss)	$211,960	$(540,765)	$444,482	$(1,672,262)

Other comprehensive income (loss):
Unrealized loss on marketable securities	-	-	-	-
Comprehensive income (loss)	$211960	$(540,765)	$444,482	$(1,672,262)

Net income (loss) per common share and equivalents:
Basic	$0.01	$(0.02)	$0.02	$(0.07)

Diluted	$0.01	$(0.02)	$0.01	$(0.07)

Weighted average shares of share capital outstanding:
Basic	29,267,684	25,419,651	29,300,622	23,016,625

Diluted	34,502,012	25,419,651	34,534,950	23,016,625

Weighted average number of shares used to compute basic and diluted loss per share for the three month and six month periods ended December 31, 2011 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$444,482	$(1,672,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debts	-	90,433
Depreciation and amortization	122,571	97,992
Share based payment awards	50,026	389,045
Stock (cancellations) issuances to third parties for services	(204,715)	11,340
Stock issued to employees and a consultant in lieu of cash	58,667	-
(Increase) decrease in current assets:
Accounts receivable	227,597	(447,241)
Prepaid expenses	385,091	152,700
Other current assets	(814)	20,323
Employee advances	(21,003)	-
Increase (decrease) in current liabilities:
Accounts payable	(325,186)	105,119
Accrued liabilities	(60,183)	324,359
Net cash provided by (used in) operating activities	676,533	(928,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,195)	(2,142)
Cash received as part of acquisition	-	170,000
Cash received from employee advances	7,918	5,442
Cash payments for security deposits	(1,674)	-
Net cash (used in) provided by investing activities	(15,951)	173,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	-	713,238
Cash proceeds from exercise of warrants	-	500,000
Cash payment on loan from related party	(100,000)	(120,000)
Net cash (used in) provided by financing activities	(100,000)	1,093,238

NET INCREASE IN CASH & CASH EQUIVALENTS	560,582	338,346

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	355,421	21,470

CASH & CASH EQUIVALENTS, ENDING BALANCE	$916,003	$359,816

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of WWYH, Inc., formerly known as PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For financial reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

On December 14, 2011, the Company created a wholly-owned subsidiary called PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to Delaware. On December 29, 2011, the Company merged with and into PSM Holdings, Inc., leaving the Delaware Corporation as the survivor. The Company retained the originally authorized capital of 100,000,000 shares at $0.001 par value.

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2012 which were filed with the Securities and Exchange Commission on October 15, 2012 in the Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Accounts Receivable
Accounts receivable represent commissions earned on closed loans for which the Company has not yet received payments. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay.

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

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of December 31, 2012 and June 30, 2011, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three months and six months ended December 31, 2012 and 2011 were $243,898 and $429,641, and $96,559 and $148,143, respectively.

Share Based Payment Plan
Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within an average of 13 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 68% of the outstanding accounts receivable are due from one customer who is deemed to be  a related party. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2012 and June 30, 2012, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2012 (Unaudited)	June 30, 2012
Fixtures and equipment	$1,584,013	$1,561,818
Less: Accumulated depreciation	(1,143,114)	(1,093,168)
Property and equipment, net	$440,899	$468,650

Depreciation expense for the three months and six months ended December 31, 2012 and 2011 totaled $25,289 and $49,946, and $14,362 and $25,365, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at December 31, 2012 and 2011 consist of:

	December 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$5,488	$2,292
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisitions of Brookside, Founders, Fidelity and IMP:
Accounts receivable	$-	$(49,617)
Other assets	-	(25,702)
Property and equipment, net	-	(224,680)
Employee advances	-	(22,174)
Intangible assets	-	(2,409,900)
Security deposits	-	(7,818)
Accounts payable	-	23,417
Accrued expenses	-	10,046
Common stock	-	4,122
Additional paid in capital	-	2,872,306

Cancellation of common stock issued to consultants	$(637)	$-
Cancellation of common stock issued to employees	$(12,800)	$-
Stock issued to employees as bonus	$62,825	$809,045
Stock issued to employees and consultants for services	$58,667	$369,340
Cancellation of contracts requiring cancellation of common stock	$(204,715)	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of the Agreement. For the three months and six months ended December 31, 2012 and 2011, the Company recorded $62,500 and $125,000, and $56,250 and $112,500 in compensation expense, of which $12,500 and $18,750 of compensation for the six months ended December 31, 2012 and 2011, was paid by issuance of 67,492 and 36,405 shares of common stock as of December 31, 2012 and 2011. The common shares issued for compensation were discounted at 25% of the closing share price of the date at which the compensation was earned.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,250 for health benefits for the officer and his family. For the three months and six months ended December 31, 2012 and 2011, the Company recorded $50,000 and $100,000, and $50,000 and $100,000 in compensation expense, of which $10,000 and $16,667 of compensation for the six months ended December 31, 2012 and 2011, was paid by issuance of 53,994 and 32,360 shares of common stock as of December 31, 2012 and 2011. The common shares issued for compensation were discounted at 25% of the closing share price of the date at which the compensation was earned.

The Company leased office space in an office building that was 100% owned by an LLC whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis. Total rents paid for the office lease when it was owned by a related party for the three months and six months December 31, 2012 and 2011 were $0 and $20,250, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The balance of the advance payable to this officer at December 31, 2012 and June 30, 2012 was $0. The revolving credit line is still available to the Company to borrow funds up to $120,000. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $0 and $0, and $246 and $902 for the three months and six months ended December 31, 2012 and 2011, respectively.

Other Directors
On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at his branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 and $60,000 for each of the three months and six months ended December 31, 2012 and 2011, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $41,679 and $71,679 which included $11,679 in bonus and over-ride commissions for the three months and six months ended December 31, 2012. The Company recorded a compensation expense of $30,000 and $60,000 and $0 in bonus and over-ride commissions for the three months and six months ended December 31, 2011.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement is for two years, with automatic one-year extension unless notice is given by either party. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the director. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. The Company recorded a compensation expense of $322,350 and $623,535 for the three months and six months ended December 31, 2012. The Company recorded a compensation expense of $121,092 and $121,805 for the three months and six months ended December 31, 2011.

The Company leases an office space in a building that is 100% owned by a director of the Company. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the three months and six months ended December 31, 2012 and 2011 were $65,161 and $130,323, and $65,161 and $86,882, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the IMP in excess of $400,000 annual profits earned. The Company recorded a compensation expense of $50,796 and $80,796 which included $20,796 in bonus and over-ride commissions for the three months and six months ended December 31, 2012. The Company recorded a compensation expense of $30,000 and $60,000 for the three months and six months ended December 31, 2011.  In addition, on April 16, 2012, the Company entered into a revolving line of credit arrangement with this director to provide funding up to $100,000 bearing 6% annual interest. All advances received by the Company will be due and payable in full, including interest, by September 30, 2013. The Company has borrowed against this revolving line of credit and has $0 balance outstanding as of December 31, 2012. The Company recorded interest expense of $1,175 and $1,175 for the three months and six months ended December 31, 2012.

One of the Company’s directors is a principal shareholder of a management company that provides a warehouse line of credit to the Company. On March 29, 2012, the management company provided a revolving line of credit to the Company in the amount of $100,000. The line of credit is unsecured, bears a 6% annual rate of interest and is due on March 20, 2013. As of December 31, 2012, the Company has not borrowed any funds against this line of credit for its working capital requirements.

One of the Company’s directors is a principal shareholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of December 31, 2012 and June 30, 2012 amounted to $11,407,299 and $13,168,557 which were offset by $11,407,299 and $13,168,557 of funding receivables as of December 31, 2012 and June 30, 2012, respectively (See Note 8).

Loan receivable from a related party as of December 31, 2012 and June 30, 2012 consists of:

	Original loan	Balance due December 31, 2012 (Unaudited)	Balance due June 30, 2012
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	2,688	-
	$167,000	$91,586	$88,898
Less allowance for uncollectible amounts	-	-	-
	$167,000	$91,586	$88,898

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On September 12, 2012, the Company renegotiated the Security Agreements and executed an amendment to the Promissory Note with NWBO and agreed to amend (i) the annual interest rate on Security Agreement from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO including interest amounted to $91,586 as of December 31, 2012. The loan receivable is under collateralized by $43,586 based upon the fair value of 150,000 shares at the closing share price of $0.32 on January 21, 2013. The Company recorded interest income of $1,344 and $2,688, and $2,126 and $4,252 from the loan receivable from NWBO for the three months and six months ended December 31, 2012 and 2011, respectively.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. The Company recorded an interest income of $821 and $1,731, and $819 and $1,522 for the three months and six months ended December 31, 2012 and 2011. Interest receivable on this note amounted to $821 and $0 as of December 31, 2012 and June 30, 2012. The Note receivable balance as of December 31, 2012 and June 30, 2012 was $360,000, respectively.

On December 31, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company recorded an allowance for uncollectible advances of $33,862 as of December 31, 2012 and June 30, 2012. During the six months ended December 31, 2012, the Company received $7,918 in cash payments generated by (1) earnings for the services provided by the employees to offset their loans, and (b) advances from employees for travel. Employee advances receivable as of December 31, 2012 and June 30, 2012 were $157,320 and $144,235, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:
	December 31, 2012 (Unaudited)	June 30, 2012
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,022	$495,022
NWBO License	824,999	824,999
	$1,320,021	$1,320,021
Less: accumulated amortization	(534,734)	(462,109)
Total	$785,287	$857,912

Total Intangible Assets, net	$3,564,799	$3,637,424

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of December 31, 2012.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders Mortgage, LLC, Fidelity, and IMP amounted to $495,022. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the three months and six months ended December 31, 2012 and 2011 was $36,312 and $72,625, and $35,151 and $23,605, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense for the future periods to be recognized and for the years ending June 30, 2013 and 2014 amounted to $43,163 and $86,326, and for each of the years thereafter ending June 30, 2015 to 2019 totaled $47,209.

On April 14, 2006, WWYH entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. NWBO generates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for the three months and six months ended December 31, 2012 and 2011 was $14,732 and $29,464, respectively. Amortization expense for the future periods to be recognized and for the year ending June 30, 2013 was $29,464, and for the years ending from June 30, 2014 to 2019 amounted to $58,929 and for the year ending June 30, 2020 totaled $46,652.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of December 31, 2012 for its funding of mortgage loans for a short term period.

(i)
On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit at December 31, 2012 was $7,271,304.

(ii)
On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2013. The outstanding balance on this line of credit at December 31, 2012 was $112,311.

(iii)
On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit at December 31, 2012 was $1,951,982.

(iv)
On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit at December 31, 2012 was $1,120,500.

(v)
On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit at December 31, 2012 was $4,135,995.

The warehouse lines of credit provide short term funding for mortgage loans originated by the branch offices. The warehouse lines of credit are repaid within an overall average of approximately 13 days when the loans are sold to third party investors. The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The combination of warehouse lines of credit (i) and (v) stated above, may bulge up to a total of $20 million in order to allow for temporary increases required by an increase in loan production. The Company had $14,592,092 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $14,611,809 from the third party investors as of December 31, 2012. The Company has recorded receivables against the loans amounting to $14,611,809 and related liability against the lines of credit of $14,592,092 in the accompanying financial statements as of December 31, 2012. Subsequent to the December 31, 2012, approximately 100% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at December 31, 2012 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the six months ended December 31, 2012:

2012 Stock Incentive Plan
On December 12, 2011, the shareholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. During the six months ended December 31, 2012, the Company granted 417,072 shares of common stock valued at $121,492 to the officers and a consultant in lieu of cash compensation and to employees as bonus. As of December 31, 2012, the Company has granted 1,182,103 shares of common stock valued at $568,429 to employees and a consultant under 2012 Plan and 4,817,897 common shares remained unissued and available for future issuances.

Other Stock Issuances
On January 31, 2012, the Company entered into an agreement with a consultant for providing investor relations and business advisory services and issued a total of 600,000 shares of common stock valued at $390,000, of which 50,000 shares of common stock were issued on February 2, 2012 and 550,000 shares of common stock were issued on March 8, 2012. On May 9, 2012, the Company entered into an another agreement with the same consultant for business advisory services and issued 125,000 shares of common stock valued at $81,250. The common shares issued were valued at the contractual agreement dates of January 31, 2012 and May 9, 2012. On April 30, 2012, June 4, 2012 and June 25, 2012, the Company issued 125,000 shares valued at $66,250, 975,000 shares valued at $633,750 and 100,000 shares valued at $59,000 to consultants for providing investor relations and business advisory services. The common shares issued were valued at the closing share price on the date of closing of the transaction or at the fair value on the contractual agreement date. The 975,000 shares were issued to three consultants pursuant to an agreement dated May 9, 2012 for a term of 18 months.

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 and May 9, 2012 agreements, and agreed to enter into a new consulting agreement dated July 16, 2012 for issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. On July 15, 2012, the Company and the consultant mutually agreed that the consultant will accept the remaining unvested common shares amounting to 434,492 common shares as a result of cancellation of January 31, 2012 and May 9, 2012 agreements for a value of $82,670 instead of receiving 425,000 shares per July 16, 2012 agreement. The Company recorded a charge of $204,715 to additional paid in capital and reduced the prepaid expenses for the same amount upon cancellation of these two agreements.

On August 17, 2012, the Company cancelled the unvested 637,498 shares of the 975,000 common shares issued to the two remaining consultants pursuant to the May 9, 2012 agreement and recorded the cancellation as a charge of $637 to common stock and additional paid in capital.

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of December 31, 2012, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at December 31, 2012 were 29,402,024.

The Company did not grant any stock options under the 2002 Stock Option/Stock Issuance Plan during the six months ended December 31, 2012.

Warrant issuances
Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raise, no expense was recorded in the accompanying financial statements as of December 31, 2012.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 5,234,328 warrants outstanding as of December 31, 2012 at an exercise price of $1.00.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 5,234,328 as of December 31, 2012. These common stock equivalents may dilute earnings per share.

For the three months and six months ended December 31, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share for the three months and six months ended December 31, 2012 was calculated as follows:

	Three months ended December 31, 2012		Three months ended December 31, 2011		Six months ended December 31, 2012		Six months ended December 31, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss) applicable to common stock	$211,960	$211,960	$(540,765)	$(540,765)	$444,482	$444,482	$(1,672,262)	$(1,672,262)

Denominator
Weighted average common shares outstanding	29,267,684	29,267,684	25,419,651	25,419,651	29,300,622	29,300,622	23,016,625	23,016,625

Dilutive effect of share based awards	-	-	-	-	-	-	-	-

Common stock issuable upon exercise of warrants	-	5,234,328	-	-	-	5,234,328	-	-
	29,267,684	34,502,012	25,419,651	25,419,651	29,300,622	34,534,950	23,016,625	23,016,625

Net income (loss) per share	$0.01	$0.01	$(0.02)	$(0.02)	$0.02	$0.01	$(0.07)	$(0.07)

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

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 6% of the loans being derived from the NWBO signs. However, management also believes there are other benefits from the association for the branches in the form of marketing exposure and the control of a transaction. If a prospective buyer calls the telephone number on the NWBO sign while looking for a property, and if they are not already working with a realtor, the branch office has the opportunity not only to generate the loan business, but may also refer a lead prospect to a producing realtor in the market area.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is at its book value. The book value of the license estimated was less than the computed value at December 31, 2012 and June 30, 2012.

Employment agreements
The Company entered into employment agreements with its officers and key employees to retain their services through the fiscal year ended June 30, 2014. Pursuant to the terms of the employment agreements, total minimum compensation commitments for fiscal years ended June 30, 2013 and 2014 are $647,100 and $306,133, respectively.

Lease commitments
The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $69,438. The leases expire between August 2012 and December 2016. Total rent expense recorded for the three months and six months ended December 31, 2012 and 2011was $204,736 and $423,553, and $189,860 and $274,631, respectively.

Total future minimum lease commitments for branch offices and property and equipment leases at December 31, 2012 are as follows:

For the year ended June 30,	Amount
2013	$321,384
2014	523,405
2015	439,426
2016	210,434
2017	82,507
Total	$1,577,156

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

The fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012 (Unaudited)		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$916,003	$916,003	$355,421	$355,421
Accounts receivable	845,944	845,944	1,011,635	1,011,735
Loans held for sale	14,611,809	14,611,809	18,204,525	18,204,525
Prepaid expenses	59,652	59,652	444,743	444,743
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	360,000	360,000	360,000	360,000

Financial liabilities:
Accounts payable	$440,640	$440,640	$765,826	$765,826
Warehouse line of credit	14,592,092	14,592,092	18,122,902	18,122,902
Accrued liabilities	636,934	636,934	697,116	697,116
Due to a related party	-	-	100,000	100,000

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

NOTE 14 - CONCENTRATIONS

Concentration of Customer
The Company entered into two warehouse lines of credit agreement with a related party mortgage banker for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of December 31, 2012 was $11,407,299. Subsequent to December 31, 2012, approximately 100% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

For the three months and six months ended December 31, 2012 and 2011, the Company recorded revenues of $4,903,415 and $9,714,987, and $2,865,938 and $3,943,881 from one customer who is a related party.

Concentration of Receivables
The Company sells its mortgage loans primarily to one lender whose Executive Vice-President is a member of the board of directors of PSMH. The Company had a receivable balance of approximately $576,007 or 68% of the total accounts receivable at December 31, 2012.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012. As of December 31, 2012, the Company’s bank balances did not exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

On January 18, 2013, the Company’s subsidiary PSMI obtained an approval to be a FHA lender from U.S. Department of Housing and Urban Development (“HUD”).

On February 4, 2013, the Company entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and with an institutional investor for sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 14,250,000 shares of common stock to the holders of the preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the SPA occurred on February 5, 2013.

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of the Company’s common stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. In addition to the Warrants, the Company also paid $456,000 to the Placement Agent as placement agent fees.

Pursuant to the SPA, the Company granted the Purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registrable securities or the Series B registrable securities, as provided in the SPA.

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

In April 2012, management restructured the Company by changing the domicile of PrimeSource Mortgage, Inc. (“PSMI”), formerly known as United Community Mortgage Corp. (“UCMC”), from the State of New Jersey to the State of Delaware, and changing the name of UCMC to PrimeSource Mortgage, Inc., a Delaware corporation. As a result of the restructuring, WWYH has a single operating wholly-owned subsidiary, PSMI, which has undergone a name change and conducts all business operations under that name. Based upon our current production, we estimate approximately 75% of loan applications are generated from business contacts and previous client referrals at each of the branch offices. Realtor referrals generate another approximately 15% and the remaining approximately 10% come from other advertising and marketing efforts, including Nationwide By Owner, Inc. (“NWBO”) and the Costco lending platform.

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

On April 14, 2006, we entered into a renewable license agreement with NWBO, a Texas based company engaged in the business of marketing real estate property for sale by owners and others. In the course of its business, NWBO operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits us exclusive use of the database which we use to generate leads for the origination of mortgage applications for submission to us. The agreement with NWBO renewed for an additional three years on April 14, 2011, is automatically renewable for two successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term.

We are one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank. PSMI’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011 to Costco members. PSMI services leads originated in Oklahoma, Texas, New Mexico, Washington, Oregon and Missouri. Management anticipates that other states will likely be added in the future. PSMI has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this in the last half of the current fiscal year. PSMI believes it can manage this level of leads with its current infrastructure. Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

We acquired four operating mortgage companies and one operating mortgage company during the fiscal years ended June 30, 2012 and 2011. Our loan production more than doubled during the six months ended December 31, 2012 as compared to the comparable period of 2011. We  earned a net income of $444,282 due to closing 2,063 loans during the six months ended December 31, 2012 compared to 946 loans closed during the comparable period in 2011. The additional loans closed during the six months ended December 31, 2012 represented a consistent increase in our profitability starting April 2012 onwards.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  These changes have been the contributing factor towards our growth during this calendar year, as well as the planned growth in calendar 2013. The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms which meet the regulatory requirements. Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements, and increased net worth requirements of HUD. As a result, industry research has shown that approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market. Operating as a public company since 2005, we are fully accustomed to operating in a highly regulatory environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007. As a result, management believes the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

In January 2011, we further invested in an enterprise origination retail technology to govern the production, operations and regulatory needs of our Company. Since January 2011, our operational efforts have leveraged this technology to improve a more scalable business platform to report, manage and grow existing offices around the United States.

In addition to significant upgrades in technology, we have brought on board a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy of our Company.  As a result of these additions to the Company’s technology and management, we expect to continue our growth in the future. Since the beginning of calendar 2011, we have completed five acquisitions. These acquisitions began on March 15, 2011 with the acquisition of UCMC, then on July 1, 2011, the acquisitions of Founders Mortgage LLC, a Missouri corporation and Brookside Mortgage LLC, an Oklahoma corporation, then on August 1, 2011, acquisition of Fidelity Mortgage Company, a Colorado corporation, and finally on November 1, 2011, acquisition of Iowa Mortgage Professionals, Inc., an Iowa corporation. We are in preliminary discussions with further potential target companies, but have not entered into any letters of intent or definitive agreements or arrangements. The Company has brought on board three (3) additional operations in 2012. The first operation was Steamboat Springs in Colorado, followed by an office in Newark, New Jersey, and then most recently, 123 Mortgage in St. Louis, Missouri.

The following table represents a production matrix reflecting our past production by number of Loans Closed and Dollar Volume:

Six Months Ended December 31,	Number of Loans Closed	Dollar Production
2011	946	$164,533,050
2012	2,063	$357,054,108

As a result of the above-described business model, we reported our second consecutive profitable quarter ending December 31, 2012 since going public in 2005. The increase in production and resulting revenues reflect a significant turnaround of the Company starting in the fourth quarter of the fiscal year ended June 30, 2012, the first quarter ended September 30, 2012 and second quarter ended December 31, 2012. Favorable market conditions supported by favorable interest rates and a reduction in competitive pressures, the Company laid down the foundation for unit and revenue growth in the balance of its fiscal year ending June 30, 2013.

We reported our second consecutive profitable quarter ending December 31, 2012 since going public in 2005. The increase in production and resulting revenues reflect a significant turnaround of the Company starting in the fourth quarter of the fiscal year ended June 30, 2012, the first quarter ended September 30, 2012 and second quarter ended December 31, 2012. Favorable market conditions supported by favorable interest rates and a reduction in competitive pressures, the Company laid down the foundation for unit and revenue growth in the balance of its fiscal year ending June 30, 2013.

From time to time, management has been engaged in preliminary discussions with potential investors and mortgage banks to raise capital by sale of our stock. On February 4, 2013, we entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of our Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and with an institutional investor for sale of $2,000,000 of our Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of our common stock equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the present conversion price, we would be obligated to issue 14,250,000 shares of our common stock to the holders of the preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the SPA occurred on February 5, 2013.

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of our common stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. In addition to the Warrants, we also paid $456,000 to the Placement Agent as placement agent fees.

Management is formulating strategic plans utilizing the funding received to grow the Company organically and through planned acquisitions.

Results of Operations

Our consolidated results of operations for the three and six months ended December 31, 2012 and 2011 include the operating results of PSM Holdings, Inc. and  its wholly-owned subsidiary WWYH, Inc., and WWYH, Inc.’s wholly-owned subsidiary PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net income of $444,482 for the six months ended December 31, 2012 compared to a net loss of $1,672,262 for the same comparable prior year period. The increase in income was principally due to the increase in loan production which resulted in increase in revenues.

Revenues
Our total revenues increased by $2,617,531 or 76% to $6,044,584 for the three months ended December 31, 2012, and increased by $6,364,183 or 114% to $11,973,471 for the six months ended December 31, 2012 as compared to the same comparable periods in 2011. Our revenues for the three months and six months increased due to closing 2,063 loans during the six months ended December 31, 2012 as compared to 946 loans closed for the comparable prior year period. Most of our existing branches also increased their production during this time period as their businesses matured. Management believes that adding strong producing branches is a viable way to continue to increase revenues. Currently, our network can expect to add 3 to 5 additional on-boarded operations with no added management expense.

Operating Expenses
Our total operating expenses increased by $1,819,165 or 45% to $5,854,460 for the three months ended December 31, 2012, and increased by $4,197,488 or 57% to $11,548,754 as compared to the comparable prior year periods in 2011. Operating expenses for the three months and six months ended December 31, 2012 included (i) an increase in our selling, general and administrative expenses of $1,761,286 (44%) and $4,172,909 (58%) as compared to the comparable prior year period primarily because of a) an increase in payroll expense of $1,216,537 and $2,847,662 in 2012 compared to the comparable periods in 2011, due to the increase in headcount as a result of acquisition of entities, b) an increase in rent expense of $14,875 and $148,922 due to additional acquisition of entities, c) increase in professional and legal fees of $146,507 and $333,169 primarily due to costs incurred by PSMI’s obtaining approval to be a FHA lender from U.S. Department of Housing and Urban Development, d) increase in advertising and public relations expense of $109,645 and $208,976, e) increase in website and computer services maintenance costs of $119,114 and $194,829 due to the acquisition of entities and keeping them on a uniform platform, and f) other administrative expenses of four entities incurred in 2012 compared to periods in 2011. Selling, general and administrative expenses relating to Fidelity Mortgage (acquired on August 1, 2011) and Iowa Mortgage (acquired on November 1, 2011) were recorded for the three and six months in 2012 as compared to the limited months in 2011.

Depreciation and amortization expense increased by $57,879 to $61,601 for the three months ended December 31, 2012, and increased by $24,579 to $122,571 for the six months ended December 31, 2012 as compared to the same comparable periods in 2011, primarily due to the addition of property and equipment and change in the amortization period from 5 to 8 years of identifiable intangible assets (customer lists) acquired as a result of our acquisitions during the three months and six months ended in December 31, 2011.

Total operating expenses as a percentage of revenues for the three months and six months ended December 31, 2012 were 97% and 96%, as compared to 118% and 131% for the same comparable periods in 2011.

Non-operating Income (Expense)
Our total non-operating income for the three months and six months ended December 31, 2012 decreased by $45,641 to $21,836 and $49,951 to $19,765, as compared to the comparable prior year periods. The decrease resulted due to increase in interest expense of $519 and $3,245 for the three months and six months ended December 31, 2012 compared to the same periods in 2011, reduction in interest income of $790 and $1,365 for the three months and six months ended December 31, 2012 compared to the same periods in 2011, and reduction in other income of $44,332 and $45,341for the three months and six months ended December 31, 2012 compared to the same periods in 2011 due to the Company not receiving as much in contributions, sponsorships and other advertising funds for hosting its annual trade conference.

Liquidity and Capital Resources

Our cash and cash equivalents were $916,003 at December 31, 2012. As shown in the accompanying consolidated financial statements, we recorded a net income of $444,482 for the six months ended December 31, 2012, compared to a net loss of $1,672,262 for the comparable prior year period. Our current assets exceeded our current liabilities by $767,251 at December 31, 2012, and our net cash provided by operating activities for the six months ended December 31, 2012 was $676,533. We expect to add additional branch offices acquisitions during the current fiscal year, and brought on board four branches during the six months ended December 31, 2012. In order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders to finance our anticipated growth.

Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2012 was $676,533 resulted primarily due to a decrease in accounts receivable of $227,597, a decrease in prepaid expenses of $385,091, an increase in other current assets of $814, an increase in employee advances of $21,003, a decrease in accounts payable of $325,186, and a decrease in accrued liabilities of $60,183. We recorded a net income of $444,482 for the six months ended December 31, 2012 as compared to a net loss of $1,672,262 for the comparable prior period. The increase in income was primarily attributable to an increase in revenues as a result of closing 2,063 loans for the six months ended December 31, 2012 as compared to closing 946 loans for the comparable period in 2011.

Investing Activities
Net cash used in investing activities for the six months ended December 31, 2012, was $15,951 as a result of net cash used to purchase property and equipment of $22,195, cash received from employees against advances of $7,918, and cash paid for security deposits of $1,674. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities
Net cash used in financing activities for the six months ended December 31, 2012 consisted of a payment of $100,000 of a loan paid to a related party.

As a result of the above activities, we experienced a net increase in cash of $560,582 for the six months ended December 31, 2012. Our ability to continue as a going concern is still dependent on our success in acquiring profitable and stable mortgage businesses, expanding the business of our existing branches, capitalizing the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments. (See Note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies”). We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the reporting period, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Nevertheless, management has identified a significant deficiency where internal control was inadequate surrounding lack of properly documented management review controls. Management continues to strengthen, review and assess the internal controls surrounding documentation and has implemented procedures and assigned personnel to cure this deficiency. We have recently recruited a contracted financial controller who has helped provide additional training for the employees and documented the accounting and reporting systems, consolidating activities, and migrating processes. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 15, 2012.

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

PSM HOLDINGS, INC.

Date: February 11, 2013	By:	/s/ Ron Hanna
Ron Hanna, President (Chief Executive and Principal Financial Officer)