Form 10-Q
period 2013-03-31
PSM HOLDINGS INC
filed 2013-05-15
CIK 1362180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from ______ to ______

Commission File No. 333-151807

PSM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0332127
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

5900 Mosteller Drive, Oklahoma City, OK	73112
(Address of principal executive office)	(Zip code)

 (Registrant’s telephone number, including area code):  (575) 624-4170

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
Yes ☐  No [X]

As of May 13, 2013, there were 29,402,024 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.
Report on Form 10-Q
For the quarter ended March 31, 2013

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of PSM Holdings, Inc. and its consolidated subsidiaries (“PSMH” or the “Company”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. Forward-looking statements include statements about the future of operations involving the mortgage brokerage business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like. Although management believes that any forward-looking statements it makes in this Quarterly Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  Risks, uncertainties and assumptions include the following:

•	the competitive pressures faced by the Company in the mortgage industry;
•	integration and other risks associated with business combination transactions;
•	the hiring and retention of key employees;
•	expectations and assumptions relating to the execution and timing of growth strategies;
•	the assumption of unknown risks or liabilities from past or future business combination transactions;
•	a further decline in the economy, especially the housing market;
•	a significant increase in interest rates;
•	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
•	the loss of significant capacity in the Company’s warehouse lines of credit;
•	the loss from any default on mortgage loans originated by us before they are sold to third parties;
•	unknown risks or liabilities associated with companies acquired by us;
•	the loss of branch offices from our network;
•	uncertainty of the secondary mortgage market;
•	inability to expand market presence through additional acquisitions; and
•	a failure to successfully generate loan originations or otherwise market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this Quarterly Report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,177,061	$355,421
Accounts receivable, net	739,554	1,011,635
Loans held for sale	13,257,818	18,204,525
Prepaid expenses	113,965	444,743
Other assets	4,003	2,695
Total current assets	19,292,401	20,019,019

Property and equipment, net	437,220	468,650
Loan receivable	88,898	88,898
Employee advances	20,043	144,235
Note receivable	-	360,000
Intangible assets, net of accumulated amortization, March 31, 2013 - $571,047 and June 30, 2012 - $462,109	3,528,486	3,637,424
Security deposits	17,642	11,968
Total Assets	$23,384,690	$24,730,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$388,145	$765,826
Warehouse lines of credit payable	13,237,590	18,122,902
Preferred stock dividends payable	53,200	-
Accrued liabilities	613,800	697,116
Total current liabilities	14,292,735	19,585,844

Long-term Liabilities:
Due to related party	-	100,000
Total long-term liabilities	-	100,000
Total Liabilities	14,292,735	19,685,844

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 and 0 shares issued and outstanding at March 31, 2013 and June 30, 2012	4	-
Convertible Series B, 2,000 and 0 shares issued and outstanding at March 31, 2013 and June 30, 2012	2	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,402,024 and 29,638,450 shares issued and outstanding at March 31, 2013 and June 30, 2012	29,402	29,638
Treasury stock, at cost: shares held 21,600 at March 31, 2013 and June 30, 2012	(22,747)	(22,747)
Additional paid in capital	23,335,132	18,258,884
Accumulated deficit	(14,249,838)	(13,221,425)
Total stockholders' equity	9,091,955	5,044,350
Total Liabilities and Stockholders' Equity	$23,384,690	$24,730,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012

Revenues	$4,448,569	$3,488,478	$16,277,340	$9,087,616
Operating expenses:
Selling, general and administrative	5,887,822	4,829,328	17,169,305	12,072,452
Depreciation and amortization	60,729	80,883	183,300	178,875
Total operating expenses	5,948,551	4,910,211	17,352,605	12,251,327
Loss from operations	(1,499,982)	(1,421,733)	(1,075,265)	(3,163,711)

Non-operating income (expense):
Interest expense	(1,021)	(1,464)	(6,583)	(3,781)
Interest income	1,315	2,951	5,735	8,736
Other income	79,993	33,049	100,900	99,297
Total non-operating income (expense)	80,287	34,536	100,052	104,252
Loss from continuing operations before income tax	(1,419,695)	(1,387,197)	(975,213)	(3,059,459)
Provision for income tax	-	-	-	-
Net loss	(1,419,695)	(1,387,197)	(975,213)	(3,059,459)
Preferred stock dividends	(53,200)	-	(53,200)	-
Net loss available to common stockholders’	$(1,472,895)	$(1,387,197)	$(1,028,413)	$(3,059,459)
Net loss per common share and equivalents - basic and diluted	$(0.05)	$(0.05)	$(0.04)	$(0.13)
Weighted average shares of share capital outstanding - basic and diluted	29,402,024	26,891,330	29,332,813	24,298,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(975,213)	$(3,059,459)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Bad debts	484,192	80,303
Depreciation and amortization	183,300	178,875
Share based payment awards	50,026	674,725
Stock issued to third parties for services	6,667	467,590
Stock issued as compensation	52,000	-
(Increase) decrease in current assets:
Accounts receivable	333,476	(421,508)
Prepaid expenses	126,063	(236,253)
Other current assets	(1,308)	19,556
Increase (decrease) in current liabilities:
Accounts payable	(377,681)	345,464
Accrued liabilities	(83,314)	710,893
Net cash used in operating activities	(201,792)	(1,239,814)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,929)	(2,992)
Cash received from employee advances	-	10,169
Cash proceeds from sale of assets	-	850
Cash received as part of acquisitions	-	170,000
Cash received (paid) for security deposits	(5,674)	4,225
Net cash (used in) provided by investing activities	(48,603)	182,252
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	5,700,000	820,738
Cash paid for transaction costs and placement agent fees on sale of stock	(527,965)	-
Cash proceeds from exercise of warrants	-	500,000
Cash proceeds on loan from related party	-	70,000
Cash payment on loan from related party	(100,000)	(120,000)
Net cash provided by financing activities	5,072,035	1,270,738
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,821,640	213,176
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	355,421	21,470
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,177,061	$234,646

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

On December 14, 2011, the Company formed a wholly-owned subsidiary, PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to Delaware. On December 29, 2011, the Company merged with and into PSM Holdings, Inc., leaving the Delaware corporation as the survivor.

Business Activity
PSM Holdings, Inc. (“PSMH”), through its wholly-owned subsidiaries, is engaged in the businesses of mortgage banking, in which PSMH both originates and funds mortgage loans through its own warehouse lines of credit, as well as mortgage brokerage, in which PSMH originates mortgage loans funded by third-party lenders.

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2012 which were filed with the Securities and Exchange Commission on October 15, 2012 in the Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Employee Advances, Note and Loan Receivables
Employee advances, note and loan receivables are stated at the unpaid principal balance. Interest income is recognized in the periods in which it is earned.

Loans Held For Sale
The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of March 31, 2013 and June 30, 2012, no such loans were impaired and carried on the balance sheet at the lower of cost or market value assessed on an individual loan basis.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense for the three months and nine months ended March 31, 2013 and 2012 were $245,795 and $675,436, and $188,741 and $372,499, respectively.

Share Based Payment Plan
Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition
The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within an average of 9 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 69% of the outstanding accounts receivable are due from one customer who is deemed to be  a related party. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of March 31, 2013 and June 30, 2012, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2013 (Unaudited)	June 30, 2012
Fixtures and equipment	$1,604,747	$1,561,818
Less: accumulated depreciation	(1,167,527)	(1,093,168)
Property and equipment, net	$437,220	$468,650

Depreciation expense for the three months and nine months ended March 31, 2013 and 2012 totaled $24,413 and $74,359, and $26,079 and $69,935, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows for the nine months ended at March 31, 2013 and 2012 consist of:

	March 31, 2013 (Unaudited)	March 31, 2012 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$6,199	$3,719
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisitions of Brookside, Founders, Fidelity and IMP:
Accounts receivable	$-	$(49,617)
Other assets	-	(25,702)
Property and equipment, net	-	(535,328)
Employee advances	-	(22,174)
Intangible assets	-	(2,099,252)
Security deposits	-	(7,818)
Accounts payable	-	23,417
Accrued expenses	-	10,046
Common stock	-	4,122
Additional paid in capital	-	2,872,306

Cancellation of common stock issued to consultants	$(637)	$-
Cancellation of common stock issued to employees	$(12,800)	$-
Stock issued to employees as bonus	$62,825	$1,094,725
Stock issued to employees and consultants for services	$58,667	$825,590
Cancellation of contracts requiring cancellation of common stock	$(204,715)	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director
The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of common stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, and a monthly car allowance of $750. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of the Agreement. For the three months and nine months ended March 31, 2013 and 2012, the Company recorded $68,750 and $193,750, and $62,500 and $175,000 in compensation expense, of which $ $18,750 of compensation for the nine months ended March 31, 2013 was paid by issuance of 67,492 shares of common stock. The common shares issued for compensation were discounted at 25% of the closing share price of the date at which the compensation was earned.

Interim Chief Operating and Chief Financial Officer and Director
The Company entered into an Employment Agreement (the “COO EA”) with its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000.  For both the three and nine months ended March 31, 2013 the Company recorded compensation expense of $40,000.

Executive Vice-President and Director
The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, and a monthly car allowance of $700. For the three months and nine months ended March 31, 2013 and 2012, the Company recorded $100,000 and $200,000, and $50,000 and $100,000 in compensation expense, of which $16,667 of compensation for the nine months ended March 31, 2013 was paid by issuance of 53,994 shares of common stock. The common shares issued for compensation were discounted at 25% of the closing share price of the date at which the compensation was earned.

The Company leased office space in an office building that was 100% owned by an LLC whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis. The building was sold on July 1, 2012 and thus no rent was paid for the three and nine months ended March 31, 2013.  Rent paid in the prior periods for the office lease when it was owned by a related party were $10,259 and $30,509 for the three and nine months ended March 31, 2012, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. The line of credit arrangement has been canceled and there were no amounts due on this line as of March 31, 2013 or June 30, 2012. No interest was paid to this officer for either the three or nine months ended March 31, 2013.  Interest paid in the prior periods related to this line of credit was immaterial.

Other Directors
On February 7, 2013, the Company entered into a two year consulting agreement with an entity controlled by one of the Company’s directors.  The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services.  For the three and nine months ended March 31, 2013, the Company recorded consulting expense of $30,000 relating to this agreement.

One of the Company’s directors is a principal shareholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of March 31, 2013 and June 30, 2012 amounted to $10,722,706 and $13,168,557 which were offset by $10,722,706 and $13,168,557 of funding receivables as of March 31, 2013 and June 30, 2012, respectively (See Note 8).

Former Directors
On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded a compensation expense of $30,000 and $90,000 for each of the three months and nine months ended March 31, 2013 and 2012, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company revised the employment agreement to provide additional bonus opportunities based on production.  The Company recorded a compensation expense of $66,271 and $139,187 for the three months and nine months ended March 31, 2013. The Company recorded a compensation expense of $30,000 and $90,000 for the three and nine months ended March 31, 2012.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement is for two years, with automatic one-year extension unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded a compensation expense of $224,058 and $838,132 for the three months and nine months ended March 31, 2013. The Company recorded a compensation expense of $191,997 and $313,801 for the three months and nine months ended March 31, 2012.

The Company leases an office space in a building that is 100% owned by a former director of the Company. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the three months and nine months ended March 31, 2013 and 2012 were $65,161 and $130,323, and $65,161 and $86,882, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013.  The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by IMP in excess of $400,000 annual profits earned. During the current quarter, the Company amended the employment agreement to an at will arrangement with 60 days notice required of either party, as well as added additional bonuses based on production volumes. The Company recorded a compensation expense of $40,552 and $121,348 for the three months and nine months ended March 31, 2013. The Company recorded a compensation expense of $30,000 and $45,000 for the three months and nine months ended March 31, 2012.  In addition, on April 16, 2012, the Company entered into a revolving line of credit arrangement with this individual to provide funding up to $100,000 bearing 6% annual interest. All advances received by the Company will be due and payable in full, including interest, by September 30, 2013. The Company has previously borrowed against this revolving line of credit and has $0 balance outstanding as of March 31, 2013. The Company recorded interest expense of $0 and $2,408 for the three months and nine months ended March 31, 2013.

Other Employees
Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production.  Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000.  The Company recorded a compensation expense of $89,255 and $409,635 for the three months and nine months ended March 31, 2013. The Company recorded a compensation expense of $81,058 and $150,363 for the three months and nine months ended March 31, 2012.

Loan receivable from a related party as of March 31, 2013 and June 30, 2012 consists of:

	Original loan	Balance due March 31, 2013 (Unaudited)	Balance due June 30, 2012
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	4,003	-
	$167,000	$92,901	$88,898
Less allowance for uncollectible amounts	-	-	-
	$167,000	$92,901	$88,898

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On September 12, 2012, the Company renegotiated the Security Agreements and executed an amendment to the Promissory Note with NWBO and agreed to amend (i) the annual interest rate on Security Agreement from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO including interest amounted to $92,901 as of March 31, 2013. The loan receivable is under collateralized by $44,901 based upon the fair value of 150,000 shares at the closing share price of $0.32 on April 26, 2013. The Company recorded interest income of $1,314 and $4,003, and $2,126 and $6,378 from the loan receivable from NWBO for the three months and nine months ended March 31, 2013 and 2012, respectively.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of this note.  As such, the company did not record any interest for the three months ended March 31, 2013 and has reserved 100% of the outstanding balance as uncollectible  as of March 31, 2013.

On December 31, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from a portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. Two of these individuals have not been active in closing new loans, and thus doubt exists about the ultimate collectability of the amounts due from these individuals.  The Company increased the allowance for uncollectible advances to $158,664 as of March 31, 2013 (allowance was $33,862 as June 30, 2012). During the nine months ended March 31, 2013, the Company received $690 in cash payments on the outstanding employee advance.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:
	March 31, 2013 (Unaudited)	June 30, 2012
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,022	$495,022
NWBO license	824,999	824,999
	$1,320,021	$1,320,021
Less: accumulated amortization	(571,047)	(462,109)
Total	$748,974	$857,912

Total Intangible Assets, net	$3,528,486	$3,637,424

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of March 31, 2013.

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders Mortgage, LLC, Fidelity, and IMP amounted to $495,022. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the three months and nine months ended March 31, 2013 and 2012 was $21,581 and $64,744, and $21,581 and $64,744, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense for the future periods to be recognized and for the years ending June 30, 2013 and 2014 amounted to $21,581 and $86,326, and for each of the years thereafter ending June 30, 2015 to 2019 totaled $47,209.

On April 14, 2006, WWYH entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of marketing real property for sale by owners. NWBO operates a proprietary system which produces a database of sales leads containing home buyer and home seller information for persons seeking financing on the purchase or refinancing of real property. The license agreement permits exclusive use of the database to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for the three months and nine months ended March 31, 2013 and 2012 was $14,732 and $44,196, respectively for both years. Amortization expense for the future periods to be recognized and for the year ending June 30, 2013 was $14,732, and for the years ending from June 30, 2014 to 2019 amounted to $58,929 and for the year ending June 30, 2020 totaled $46,652.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of March 31, 2013 for its funding of mortgage loans for a short term period.

(i)
On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing a competitive market rate, adjusted monthly, with a floor of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit at March 31, 2013 was $6,446,277.

(ii)
On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2013. The outstanding balance on this line of credit at March 31, 2013 was $448,836.

(iii)
On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 7% per annum. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit at March 31, 2013 was $1,375,122.

(iv)
On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 for a one year term, unconditionally guaranteed for payment by its Executive Vice-President. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The warehouse line of credit matures on September 30, 2013. The outstanding balance on this line of credit at March 31, 2013 was $690,925.

(v)
On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing a competitive market rate, adjusted monthly, with a floor 5% for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit at March 31, 2013 was $4,276,430.

The warehouse lines of credit provide short term funding for mortgage loans originated by the branch offices. The warehouse lines of credit are repaid within an overall average of approximately 9 days when the loans are sold to third party investors. The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The combination of warehouse lines of credit (i) and (v) stated above, may bulge up to a total of $20 million in order to allow for temporary increases required by an increase in loan production. The Company had $13,237,590 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $13,257,818 from the third party investors as of March 31, 2013. The Company has recorded receivables against the loans amounting to $13,257,818 and related liability against the lines of credit of $13,237,590 in the accompanying financial statements as of March 31, 2013. Subsequent to the March 31, 2013, approximately 100% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s authorized capitalization at March 31, 2013 was 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.001 per share.

Preferred Stock Issuance
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

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of the Company’s common stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%. In addition to the Warrants, the Company paid $456,000 to the Placement Agent for placement agent fees and incurred $71,965 in legal and other transaction fees.

Pursuant to the SPA, the Company granted the Purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registerable securities or the Series B registerable securities, as provided in the SPA.

Following is the status of the share based payment plans during the nine months ended March 31, 2013:

2012 Stock Incentive Plan
On December 12, 2011, the shareholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. During the nine months ended March 31, 2013, the Company granted 417,072 shares of common stock valued at $121,492 to the officers and a consultant in lieu of cash compensation and to employees as bonus. As of March 31, 2013, the Company has granted 1,182,103 shares of common stock valued at $568,429 to employees and a consultant under 2012 Plan and 4,817,897 common shares remained unissued and available for future issuances.

Other Stock Issuances
On January 31, 2012, the Company entered into an agreement with a consultant for providing investor relations and business advisory services and issued a total of 600,000 shares of common stock valued at $390,000, of which 50,000 shares of common stock were issued on February 2, 2012 and 550,000 shares of common stock were issued on March 8, 2012. On May 9, 2012, the Company entered into another agreement with the same consultant for business advisory services and issued 125,000 shares of common stock valued at $81,250. As part of the same contractual agreement dated May 9, the Company issued shares to two other consultants on May 16, 2012 totaling 850,000 shares.  The common shares issued were valued at the contractual agreement dates of January 31, 2012 and May 9, 2012. The shares underlying these agreements were issued as follows: the Company issued 125,000 shares valued at $81,250 on April 30, 2012, 850,000 shares valued at $552,500 on June 4, 2012.  The Company issued 100,000 shares valued at $59,000 on June 25, 2012 to another consultant. The common shares issued were valued at the closing share price on the date of closing of the transaction or at the fair value on the contractual agreement date.

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 and May 9, 2012 agreements, and agreed to enter into a new consulting agreement dated July 16, 2012 for issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. On July 15, 2012, the Company and the consultant mutually agreed that the consultant will accept the remaining unvested common shares from the January 31 and May 9, 2012 contracts amounting to 434,492 common shares for a value of $82,670 instead of receiving 425,000 newly issued shares per July 16, 2012 agreement.

On August 17, 2012, the Company cancelled the unvested 637,498 shares of the 850,000 common shares issued to the two remaining consultants pursuant to the May 9, 2012 agreement and recorded the cancellation as a charge of $637 to common stock and additional paid in capital. The Company recorded a charge of $204,715 to additional paid in capital and reduced the prepaid expenses for the same amount upon cancellation of these two agreements.

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of March 31, 2013, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at March 31, 2013 were 29,402,024.

The Company did not grant any stock options under the 2002 Stock Option/Stock Issuance Plan during the nine months ended March 31, 2013.

Warrant issuances
Pursuant to the Preferred Stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s common stock (the “Warrants”) to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%.  Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of March 31, 2013.

Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financials.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 6,374,328 warrants outstanding as of March 31, 2013 at an exercise prices ranging between $0.44 and $1.00.  The warrants have expiration dates ranging from September 1, 2014 through February 5, 2018.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 6,374,328 as of March 31, 2013. These common stock equivalents may dilute earnings per share.

For the three months and nine months ended March 31, 2013, basic net loss per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock has been converted to common stock because the effect would be anti-dilutive.

Basic and diluted loss per share for the three months and nine months ended March 31, 2013 was calculated as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012		Nine months ended March 31, 2013		Nine months ended March 31, 3012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net loss applicable to common stockholders'	$(1,472,895)	$(1,472,895)	$(1,387,197)	$(1,387,197)	$(1,028,413)	$(1,028,413)	$(3,059,459)	$(3,059,459)

Denominator
Weighted average common shares outstanding	29,402,024	29,402,024	26,891,330	26,891,330	29,332,813	29,332,813	24,298,800	24,298,800

Dilutive effect of share based awards	-	-	-	-	-	-	-	-

Common stock issuable upon exercise of warrants	-	-	-	-	-	-	-	-
	29,402,024	29,402,024	26,891,330	26,891,330	29,332,813	29,332,813	24,298,800	24,298,800

Net income loss per share	$(0.05)	$(0.05)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.13)	$(0.13)

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

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 6% of the loans being derived from the NWBO leads. However, management also believes there are other benefits from the association for the branches in the form of marketing exposure and the control of a transaction. If a prospective buyer calls the telephone number on the NWBO sign while looking for a property, and if they are not already working with a realtor, the branch office has the opportunity not only to generate the loan business, but may also refer a lead prospect to a producing realtor in the market area.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on income from new and existing branches and an estimate of the value NWBO brings to each of the branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each quarter to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the quarter. The value of the license recorded on the balance sheet is at its book value. The book value of the license estimated was less than the computed value at March 31, 2013 and June 30, 2012.

Employment agreements
The Company entered into employment agreements with its officers and key employees to retain their services through the fiscal year ended June 30, 2014. During the period, certain employment agreements were amended to change from a specified term to an at will agreement, terminable by either party giving 60 days notice.  Pursuant to the terms of the employment agreements, total minimum compensation commitments for fiscal years ended June 30, 2013 and 2014 are $396,321 and $238,225, respectively.

On February 5, 2013, the Company entered into a consulting arrangement with a related party.  The term of the agreement is for a period of two years and results in monthly payments of $15,000.  Future minimum payments for the fiscal years ended June 30, 2013, 2014 and 2015 are  $45,000, $180,000 and $105,000, respectively.

Lease commitments
The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $73,459. The leases expire between June 2013 and December 2016. Total rent expense recorded for the three months and nine months ended March 31, 2013 and 2012 was $199,531 and $623,084, and $208,274 and $482,905, respectively.

Total future minimum lease commitments for branch offices and property and equipment leases at March 31, 2013 are as follows:

For the year ending June 30,	Amount
2013	$199,241
2014	605,327
2015	463,606
2016	210,881
2017	82,507
Total	$1,561,562

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

The fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013 (Unaudited)		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,177,061	$5,177,061	$355,421	$355,421
Accounts receivable	739,554	739,554	1,011,635	1,011,635
Loans held for sale	13,257,818	13,257,818	18,204,525	18,204,525
Prepaid expenses	113,965	113,965	444,743	444,743
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	-	-	360,000	360,000

Financial liabilities:
Accounts payable	$388,145	$388,145	$765,826	$765,826
Dividends payable	53,200	53,200	-	-
Warehouse line of credit	13,237,590	13,237,590	18,122,902	18,122,902
Accrued liabilities	613,800	613,800	697,116	697,116
Due to a related party	-	-	100,000	100,000

NOTE 13 - INDUSTRY RISKS

The mortgage industry has gone through a significant consolidation over the last few years. The industry has continued to see a tightening of credit standards, making qualifying for loans more difficult for borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat the last few years. Due to the Company's long standing practices of dealing primarily with buyers who qualify for loans in the standard market, having their loans sold in advance, and forming relationships with quality lenders, management believes the impact of the current industry crisis on the Company will be minimal, although it cannot be determined with any certainty.

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2012 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Operations of the Company have been modified to ensure continued compliance with the new requirements. To keep up with the regulatory changes in the mortgage industry, the Company changed its growth strategy and attained Full Eagle status by acquiring UCMC, acquired four additional operating entities since July 2011 with past profitability performance, which required a significant investment of resources over the last two years to facilitate the acquisitions and their integration into the operations of the Company. The Company cannot predict with certainty that these entities will perform at the same or a better profitable level in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

NOTE 14 - CONCENTRATIONS

Concentration of Customer
The Company entered into two warehouse lines of credit agreements with a related party mortgage banker for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of March 31, 2013 was $10,722,707. Subsequent to March 31, 2013, approximately 100% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

For the three months and nine months ended March 31, 2013 and 2012, the Company recorded revenues of $3,352,170 and $13,069,184, and $2,672,389 and $6,007,685 from one customer who is a related party.

Concentration of Receivables
The Company sells its mortgage loans primarily to one lender whose Executive Vice-President is a member of the board of directors of PSMH. The Company had a receivable balance of approximately $511,082 or 69% of the total accounts receivable with the lender at March 31, 2013.

Concentration of Credit Risk
On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013. As of March 31, 2013, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease calls for an initial deposit of $90,000 for build out of the office space and monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

On April 12, 2013, the Company issued 25,000 options to a consultant for services rendered.  The options were valued at $5,796 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 127%, 3 year term and dividend yield of 0%.

On April 23, 2013, the Company secured a letter of credit in the amount of $232,500 to be used as collateral for the issuance of up to $775,000 in bonding required by the various states the Company conducts business in. The Company has utilized $300,000 of the bonding capacity available under this letter of credit and does not intend to use the remaining bonding available through this facility and accordingly the Company will seek to reduce the outstanding letter of credit.

On May 8, 2013, the Company obtained additional bonding capacity in the amount of $1,200,000 secured by a depository account in the amount of $500,000. The Company intends to use this bonding facility as it expands into additional states and to replace current bonds as they expire.

On May 13, 2013, the Company issued 250,000 options to the President of West Coast operations.  The options were valued at $83,000 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 127%, 3 year term and dividend yield of 0%.

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

In January 2011, we invested in an enterprise origination retail technology to govern the production, operations and regulatory needs of our Company. Since January 2011, our operational efforts have leveraged this technology to improve a more scalable business platform to report, manage and grow existing offices around the United States.  In addition to significant upgrades in technology, we have brought on board a number of nationally recognized mortgage executives to implement additional processes and systems with the intent to facilitate an increasingly aggressive acquisition and growth strategy.  As a result of these additions to the Company’s technology and management, we expect to continue our growth in the future.

We are one of ten lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank. PSMI’s office in Tulsa, Oklahoma, began providing mortgage services on December 1, 2011 to Costco members. PSMI services leads originated in Oklahoma, Texas, New Mexico, Washington, Oregon and Missouri. Management anticipates that other states will likely be added in the future. PSMI has initially committed to take approximately 1,000 leads per month for the Costco MSP, but expects to increase this during the remainder of 2013. PSMI believes it can manage this level of leads with its current infrastructure. Margins on loans originated under the Costco MSP are expected to be lower than those on loans originated under the new business model.

We acquired four operating mortgage companies and one operating mortgage company during the fiscal years ended June 30, 2012 and 2011. These acquisitions began on March 15, 2011 with the acquisition of UCMC, then on July 1, 2011, the acquisitions of Founders Mortgage LLC, a Missouri corporation and Brookside Mortgage LLC, an Oklahoma corporation, then on August 1, 2011, acquisition of Fidelity Mortgage Company, a Colorado corporation, and finally on November 1, 2011, acquisition of Iowa Mortgage Professionals, Inc., an Iowa corporation. We are in preliminary discussions with further potential target companies, but have not entered into any letters of intent or definitive agreements or arrangements. The Company has brought on board three (3) additional operations in the current fiscal year. The first operation was Steamboat Springs in Colorado, followed by an office in Newark, New Jersey, and then most recently, 123 Mortgage in St. Louis, Missouri. These acquisitions and on-boardings have contributed to us generating revenue of $16,277,340 for the nine months ended March 31, 2013, an increase of $7,189,724 or 80% over the prior nine month period.  In terms of loan production, we closed 2,812 loans in the current nine month period compared to 1,426 loans in the prior period.  Our net loss available to common stockholders' for the three and nine month periods ended March 31, 2013 was $(1,472,895) and $(1,028,413), respectively, compared to $(1,387,197) and $(3,059,459) for the three and nine months ended March 31, 2012, respectively. The net loss for the periods ended March 31, 2013 includes non-operating charges in excess of $484,000 related to a write down of non-performing assets, specifically notes receivable and employee advances.

The following table represents a production matrix reflecting our past production by number of loans closed and dollar volume:

Nine Months Ended March 31,	Number of Loans Closed	Dollar Production
2012	1,426	$244,554,143
2013	2,812	$499,859,078

The increase we have experienced in both the number of loans and loan production is a result of our new business strategy and the five entities acquired to date being fully up and running on our platform for the entire current period.  We intend to capitalize on current market trends, specifically industry consolidation to acquire or on-board additional operations to increase our revenue and profitability in future periods.  We believe we can leverage our current systems and infrastructure to add additional production and revenue without adding significant costs.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  These changes have been the contributing factor towards our growth during this fiscal year, as well as the planned growth in calendar 2013. The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms which meet the regulatory requirements. Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements, and increased net worth requirements of HUD. As a result, industry research has shown that approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market. Operating as a public company since 2005, we are fully accustomed to operating in a highly regulatory environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007. As a result, management believes the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

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

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of our common stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 130.21%, 5 year term and dividend yield of 0%.  In addition to the Warrants, we also paid $456,000 to the Placement Agent as placement agent fees and incurred $71,965 in legal and other transaction related costs.

Management is formulating strategic plans utilizing the funding received to grow the Company organically and through planned acquisitions.

Results of Operations

Our consolidated results of operations for the three and nine months ended March 31, 2013 and 2012 include the operating results of PSM Holdings, Inc. and  its wholly-owned subsidiary WWYH, Inc., and WWYH, Inc.’s wholly-owned subsidiary PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $975,213 for the nine months ended March 31, 2013 compared to a net loss of $3,059,459 for the same period in the prior year. The decrease in loss was principally due to the increase in loan production which resulted in an increase in revenues.

Revenues
Our total revenues increased by $960,091 or 28% to $4,448,569 for the three months ended March 31, 2013, and increased by $7,189,724 or 80% to $16,277,340 for the nine months ended March 31, 2013 as compared to the same periods in the prior year. Our revenues for the three months and nine months increased due to closing 2,812 loans during the nine months ended March 31, 2013 as compared to 1,426 loans closed for the comparable prior year period. Most of our existing branches also increased their production during this time period as their businesses matured. Management believes that adding strong producing branches is a viable way to continue to increase revenues. Our growth plans include adding additional profitable operations to our platform.  Management believes the Company’s current infrastructure is capable of supporting meaningful growth without incurring significant incremental administrative and overhead costs.

Operating Expenses
Our total operating expenses increased by $1,038,340 or 21% to $5,948,551 for the three months ended March 31, 2013, and increased by $5,101,278 or 42% to $17,352,605 as compared to $12,251,327 for the nine months ended March 31, 2013 and 2012, respectively. The increase in operating expenses in both periods was primarily related to increases in certain variable expenses directly tied to increased revenue and production.  Commission expense increased by $769,532 and $4,319,146 for the three and nine month periods ended March 31, 2013 while loan processing increased by $31,417 and $442,255 for the same periods. As a percentage of revenue, commissions and loan processing fees amounted to 53.2% and 49.3% for the three and nine months ended March 31, 2013 as compared to 44.9% and 35.9% for the three and nine months ended March 31, 2012, respectively. The increases as a percentage of revenue were a result of increases in loan officer compensation due to compensation plans amended during the current period, as well as a reduction in the gross spread of certain loan types due to competitive market conditions.

In addition, during the current three and nine month periods, we recorded non-cash charges of $484,192 relating to reserves established against notes receivable and employee advances. We recorded a total non-cash stock expense of $108,693 for stock issued to employees and consultants for the nine month period ending March 31, 2013.  For the nine month period ending March 31, 2012 we incurred non cash stock expense of $1,142, 315.

Selling, general and administrative expenses in general were higher in the current periods as all five acquired entities were fully integrated and operating during the entire period compared to the prior year periods in which two of the acquired entities reflect only partial expenses for the period reported (Fidelity Mortgage was acquired on August 1, 2011and Iowa Mortgage was acquired on November 1, 2011).  Advertising expense relates primarily to costs associated with generating leads and post closing programs designed to maintain contact with borrowers.  For the three and nine month periods ended March 31, 2013, advertising increased $57,054, or 30.2% to $245,795 and $302,397, or 81.3% to $675,436.  The increases relate to the higher loan volume as well as all five acquired entities being on the Company platform for the entire period in the current year as described above.  Professional and legal expenses decreased by $17,666 to $106,832 and increased by $315,503, or 143.3% for the three and nine months ended March 31, 2013, respectively.  The increase during the current nine month period is directly attributable to changing the domicile, changing the name from United Community Mortgage Corporation to PrimeSource Mortgage, Inc. and obtaining the FHA lender approval from The U.S. Department of Housing and Urban Development (“HUD”),  and updating these changes with the appropriate state licensing agencies.  Wages and payroll taxes increased by 28.6% and 54.3% to $3,581,324 and $11,334,787 for the three and nine months ended March 31, 2013.  These increases relate primarily to the addition of personnel associated with the five acquired entities.

Costs relating to investor relations were $40,928 and $218,133 for the three and nine month periods ended March 31, 2013, compared to $181,363 and $393,858 for the periods ended March 31, 2012.  We believe our costs associated with investor relations will continue to be less than those incurred in prior periods. Consulting expenses were $82,000 and $132,003 for the three and nine months ended March 31, 2013 compared to $75,213 and $97,020 for the periods ending March 31, 2012.

We incurred $0 and $62,825 in stock bonuses for the three and nine months ended March 31, 2013 which is a significant reduction from the amounts incurred in prior periods of $285,772 and $674,817 for the three and nine months ended March 31, 2012.  In future periods, management intends to more closely align stock incentives with revenue and profitability measures and modify the form of the awards to stock options as opposed to straight stock grants.

Non-operating Income (Expense)
Our total non-operating income for the three and nine months ended March 31, 2013 was $80,287 and $100,052, respectively compared to $34,536 and $104,252 for the same time in the prior year periods. Other income primarily consists of contributions, sponsorships and other advertising funds the Company receives from third parties for hosting its annual trade conference. The costs associated with the annual conference are included in operating expenses as they are considered costs related to marketing the Company. In the current nine month period, the Company also received insurance proceeds in excess of $18,000 for claims made under its policy.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,177,061 as of March 31, 2013. As shown in the accompanying consolidated financial statements, we recorded a net loss available to common shareholders of $1,028,413 for the nine months ended March 31, 2013, compared to a net loss of $3,059,459 for the comparable prior year period. Our current assets exceeded our current liabilities by $4,999,666 as of March 31, 2013. Our net cash used by operating activities for the nine months ended March 31, 2013 was $201,792, an improvement of $1,038,022 over the prior nine month period. We expect to add additional branch offices and loan officers throughout the remainder of the calendar year. We believe our current working capital will allow us to pursue our growth strategy, however, in order to expand our business we may need to sell additional shares of our common stock or borrow funds from private lenders to help finance the anticipated growth.

Operating Activities
Net cash used in operating activities for the nine months ended March 31, 2013 was $201,792 resulting primarily from our net loss of $975,213 offset by non-cash charges for bad debt expense of $484,192 and depreciation and amortization of $183,300. In addition, we recorded a total non cash stock expense of $108,693 to employees and consultants. We recorded a reduction in accounts receivable and prepaid expenses of $333,476 and $126,063 and an increase in other current assets of $1,308. We also recorded a reduction in accounts payable and accrued expenses of $377,681 and $83,314, and an increase in dividends payable of 53,200.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2013, was $48,603. During the nine months ended March 31, 2013, we purchased property and equipment amounting to $42,929 and funded additional security deposits of $5,674. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities
Net cash provided by financing activities for the nine months ended March 31, 2013 amounted to $5,072,035 consisting of $5,700,000 received from the sale of our Series A and Series B preferred stock, less transaction costs and placement agent fees paid in the amount of $527,965.  We also paid $100,000 on a related party loan during the period.

As a result of the above activities, we experienced a net increase in cash of $4,821,640 for the nine months ended March 31, 2013. Our ability to continue as a going concern is still dependent on our success in acquiring profitable and stable mortgage businesses, expanding the business of our existing branches, capitalizing the leads from mortgage bankers and NWBO and closing them into mortgage loans, obtaining additional financing from mortgage bankers with increased warehouse credit lines, and from sale of our securities.

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

Recent Accounting Pronouncements
The Company has evaluated the possible effects on its financial statements of the accounting pronouncements and accounting standards that have been issued or proposed by FASB that do not require adoption until a future date, and they are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Ron Hanna, our principal executive officer, and Kevin Gadawski, our principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the reporting period, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Nevertheless, management has identified a significant deficiency where internal control was inadequate surrounding lack of properly documented management review controls.  Management continues to strengthen, review and assess the internal controls surrounding documentation and has implemented procedures and assigned personnel to cure this deficiency.  We have recently recruited a contracted financial controller who has helped provide additional training for the employees and documented the accounting and reporting systems, consolidating activities, and migrating processes.  We have also appointed an interim Chief Operating and Chief Financial Officer.  There were no other changes in our internal control over financial reporting except as identified above, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In regards to Michael Lucy v. PrimeSource Mortgage, Inc., the presiding judge has ordered a mandatory mediation between the parties.  The mediation session was scheduled to take place on June 5, 2013, but has been postponed indefinitely.

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

Item 1A.  Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 15, 2012.

Item 5.  Other Information

On January 1, 2013, the Company amended the employment agreement of James Pulsipher, who at the time was a director of the Company, to provide additional bonuses based on production and removed any bonus opportunity based on profitability.  The amended employment agreement is attached as an exhibit hereto.

Effective January 1, 2013, we amended an employment agreement with our Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party.  The amended employment agreement is attached as an exhibit hereto.

Item 6.  Exhibits

10.1	James Pulsipher Employment Agreement, as amended
10.2	Jared Peterson Employment Agreement, as amended
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Ron Hanna
Ron Hanna, President Principal Executive Officer
Date: May 15, 2013	By:	/s/ Kevin Gadawski
Kevin Gadawski, Interim Chief Operating Officer and Chief Financial Officer Principal Financial Officer