Form 10-K
period 2013-06-30
PSM HOLDINGS INC
filed 2013-09-30
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54988

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

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

Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,122,177 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and its operating subsidiary are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At September 30, 2013, there were 29,402,024 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	the competitive and regulatory pressures faced by the Company in the mortgage industry;

●	integration and other risks associated with business combination transactions;

●	the hiring and retention of key employees;

●	expectations and assumptions relating to the execution and timing of growth strategies;

●	the assumption of unknown risks or liabilities from past or future business combination transactions;

●	a further decline in the economy;

●	a significant increase in interest rates;

●	a failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;

●	the loss of significant capacity in the Company’s warehouse lines of credit;

●	the loss from any default on mortgage loans originated by us before they are sold to third parties;

●	the loss of branch offices from our network;

●	uncertainty of the secondary mortgage market;

●	inability to expand market presence through recruiting; and

●	failure to successfully generate loan originations or otherwise market our services.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to PSM Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

Historical Information

PSM Holdings, Inc. (“PSMH” or the “Company”) was incorporated under the laws of the State of Utah on March 12, 1987, as Durban Enterprises, Inc. On July 19, 2001, Durban Enterprises, Inc., created a wholly-owned subsidiary called Durban Holdings, Inc., a Nevada corporation, to facilitate changing the domicile of the Company to Nevada. On August 17, 2001, Durban Enterprises, Inc. merged with and into Durban Holdings, Inc., leaving the Nevada corporation as the survivor. The Company retained the originally authorized capital of 100,000,000 shares at $0.001 par value.

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of WWYH, Inc., (“WWYH”) formerly known as PrimeSource Mortgage, Inc., a Texas corporation engaged in the mortgage brokerage business since 1991, by a stock for stock exchange in which the stockholders of the Texas corporation received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For financial reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction. WWYH remains an inactive entity wholly owned by PSMH. It holds our license with Nationwide by Owner and owns all of the outstanding stock of PrimeSource Mortgage, Inc., our operating entity.

On December 29, 2011, the Company changed its domicile to the State of Delaware through the merger into a newly formed Delaware corporation incorporated on December 14, 2011.

Since March 16, 2011, we have acquired five mortgage brokerage and banking companies and continue to seek additional mortgage operations to bring on to our platform.

●

On March 16, 2011, we acquired United Community Mortgage Corp., a New Jersey corporation, and changed its name to PrimeSource Mortgage, Inc. (“PSMI”).  This entity was incorporated in the State of New Jersey on February 10, 2004, and was engaged in the mortgage brokerage business since its inception. The corporate domicile of this entity was subsequently changed to the State of Delaware on April 17, 2012.  PSMI is a “Full-Eagle” mortgage banking company which we acquired for 2,392,858 shares of our Common Stock valued at $1,675,000.

●

Effective July 1, 2011, PSMI acquired Brookside Mortgage, LLC., a mortgage banking and brokerage company based in Tulsa, Oklahoma.  We acquired this entity for 925,504 shares of our Common Stock, as adjusted, valued at $807,853.

●

Also effective July 1, 2011, PSMI acquired Founders Mortgage, LLC, a mortgage banking and brokerage company based in St. Louis, Missouri.  We acquired this entity for 250,000 shares of our Common Stock valued at $225,000.

●

On August 8, 2011, PSMI acquired Fidelity Mortgage Company, a mortgage banking and brokerage company based in Grand Junction, Colorado.  We acquired this entity for 1,785,714 shares of our Common Stock valued at $1,250,000.

●

On November 1, 2011, PSMI acquired Iowa Mortgage Professionals, Inc., a mortgage banking and brokerage company based in Des Moines, Iowa.  We acquired this entity for 1,285,714 shares of our Common Stock valued at $681,428.

As a result of these acquisitions, our corporate structure consists of PSMH as the parent holding company with PSMI acting as our principal operating entity in which all mortgage lending operations are conducted.

On February 4, 2013, the Company entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and issuance and sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment for stock splits, and certain stock issuances outside the 2012 incentive plan which are at a price lower than the initial conversion price. Please refer to the Companys previously filed 9-k on February 7, 2013. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 14,250,000 shares of Common Stock to the holders of the Preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the SPA occurred on February 5, 2013.

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

Business Operations

PSM Holdings, Inc. (the “Company” or “PSMH”) originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 90% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). The company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and Nationwide by Owner, Inc. account for the balance of loan applications.

PSMI is currently licensed in Arkansas, California, Colorado, Florida, Illinois, Iowa, Kansas, Kentucky, Missouri, Montana, Nebraska, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin and has started the application process in additional states throughout the United States.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit provide short term funding for mortgage loans originated by all of the PSMI offices.  The warehouse lines of credit are repaid typically within an overall average of 14 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 90% of all of the residential mortgage loans processed by us are currently being closed using these available warehouse lines of credit.  Arrangements have been made with our primary warehouse provider, a related party, to handle the growth currently being experienced, as well as anticipated growth.

The PSMI network is comprised of approximately 29 offices around the country with 27 locations originating mortgage loans under the “We Walk You Home” brand.  Because of recent federal legislation affecting the mortgage industry, PSMI has developed a new business model to attract existing mortgage companies to join our network.  By joining our network or merging with PSMI, which holds the “full eagle” HUD approval, these offices are able to continue to operate in a compliant manner.

To support the new business model, significant upgrades in technology were added to create a more scalable business platform to report, manage and grow existing offices.  Experienced industry executives and staff were also added to implement additional accounting and loan origination processes and systems in order to facilitate our growth strategy.

License Agreement with Nationwide

On April 14, 2006, WWYH entered into a license agreement with Nationwide By Owner, Inc., a Texas corporation with offices in Fort Worth, Texas (“Nationwide”).  The license grants all of PSMI offices and their loan officers the exclusive right to leads generated by Nationwide’s proprietary product offerings for lead generation.

The initial term of the license agreement was for five years and is automatically renewable for three successive three-year periods and thereafter for successive one-year terms, unless either party notifies the other of its intent not to renew the agreement prior to the third automatic renewal term or any subsequent one-year extension term.  The agreement is also terminable by either party for breach by the other party or change of control of the other party.

Pursuant to the license agreement, the Company paid $150,000 and issued 150,000 shares of PSMH Common Stock to Nationwide and its owners for this license.  The total cost of licensing agreement was valued at $824,999.

On or about May 15, 2007, WWYH loaned an aggregate of $167,000 to Nationwide for its operating expenses.  This loan is evidenced by a promissory note which was originally due on May 30, 2008.  The loan is secured by the 150,000 shares of PSMH Common Stock which we issued to Nationwide in the original agreement.  On June 12, 2012, we renegotiated the promissory note with Nationwide and agreed to (i) amend the annual interest rate on the promissory note to 6%, and (ii) extend the maturity date to September 30, 2013.  All other terms and conditions of the promissory note remained the same and the balance outstanding as of June 30, 2013 was $88,898. The loan to Nationwide was under-collateralized by approximately $43,900 using the closing share price of $0.30 of PSMH Common Stock as of June 30, 2013.  Due to the contract renegotiation and high volatility of PSMH share price, PSMI did not deem it necessary to record a provision for doubtful debts as of June 30, 2013 for the under collateralized amount.

Generation of Mortgage Loan Leads by Nationwide By Owner

Nationwide has dramatically evolved from its original model which focused solely on sale by owners.  The revised model is now a consumer-centric realtor model with a significant focus on mobile technology tools and social media marketing strategies. Nationwide expanded its initial Smart Sign technology into a proprietary software called eNfoDeliveredTM, which is now a lead acquisition, lead development, and lead delivery platform. A second proprietary software called Path2Sell SystemsTM was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, administration and support.  While helping to add to a loan origination pipeline, Path2Sell SystemsTM allows a much greater focus on tools deliverable in each lending center/branch and tools specific to create greater leverage with local realtor and home builder contacts. Management believes the new technology offering by Nationwide can be a significant advantage to PSMI going forward. The increase in interest rates beginning in June 2013 led to mortgage lenders competing for more purchase business, which in part involves building and maintaining relationships with realtors to obtain mortgage leads. The product offering PSMI has access to through Nationwide is a tremendous tool that can be offered to realtors, free of charge, which will help the realtors grow their business as well as generate significant leads for our loan officers.

If Nationwide is successful in securing an agreement or arrangement to market its technology through a national marketing company or a national retail distributor, PSMI intends to create a national processing center to process the leads generated from this technology.  Although we are obligated to create the national processing center under the term of our original agreement with Nationwide, both parties have verbally agreed to delay the establishment of the center until Nationwide enters into an agreement with a national marketing company.  The processing center would be staffed by persons who could follow-up on these leads or be handled directly from one of our established lending centers.

Competition

The mortgage industry is highly competitive and many of our competitors are larger, have greater name recognition and have greater resources than us. Further, many of our competitors generate revenue from a mortgage transaction in ways which we do not, such as servicing revenue or gain on sale to the secondary markets. Still, other competitors are internet mortgage firms who have much greater experience than us in generating internet leads. We compete with these lenders for both borrowers (loans) as well as loan officers, including our current loan officers and loan officers we are recruiting to our platform.

As we compete for borrowers, we try to distinguish ourselves through our service and culture, as evidenced in our trademarked “We Walk You Home” brand.  We emphasize our ability to walk the customer through the long and confusing process of obtaining a mortgage loan. In terms of competing for talented loan officers, we strive to create an environment where all of our employees are owners in our Company’s public stock. We believe this can be a valuable recruiting and retention tool that some of our competition does not have available to them.

In addition, PSMI has been selected as one of the nine Costco Approved Lenders, which provides PSMI a competitive advantage in retaining our current loan officers as well as recruiting future loan officers. This proven channel of receiving leads has consistently grown over the last several months and is thought by many to be one of the best lead generation sources in the industry.  The Company believes this platform will become an even larger lead source in the future as operations in additional states, such as California, begin to receive leads.

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

We also are required to disclose reasons for credit denial and other matters to applicants.  The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms.  The signing and subsequent implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has had the most significant impact on mortgage origination in the United States.  Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms which meet the regulatory requirements. Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements, and increased net worth requirements of HUD. As a result, industry research has shown that approximately 80% of mortgage brokerage firms and 40% of mortgage lending firms across the United States have gone out of business. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market. Operating as a public company since 2005, we are fully accustomed to operating in a highly regulated environment and therefore, many of the accounting and technology related investments were underway during the market and economic shifts of 2007. As a result, management believes the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

Intellectual Property

“We Walk You Home” (Reg. No. 4,389,917) was registered with the United States Patent and Trademark Office on August 26, 2013 to PSMI.

Employees

As of August 23, 2013, we had a total of 174 full-time employees, including approximately 120 who are active loan originators.  If we are successful in our on boarding efforts,we anticipate hiring additional employees to service our branch offices.

ITEM 1A.  RISK FACTORS

The following discussion sets forth some of the most important risk factors that could materially affect our financial condition and operations. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and /or financial condition. We are subject to other general risks that are not specifically enumerated which may have a material effect on our financial condition and operations.

Risks Related to Our Company and its Business

The industry in which we operate is highly competitive and our inability to compete successfully could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry that could become even more competitive as a result of economic, technological and regulatory changes. Our mortgage loan origination business faces competition in mortgage loan offerings, rates, fees and levels of customer service. Competition to originate mortgage loans comes primarily from large commercial banks and savings institutions, but we also compete with a growing number of national and regional mortgage companies. Financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds and the ability to originate more mortgage loans.

In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans and servicing them. We may be unable to compete successfully in our origination and servicing businesses, and this could materially and adversely affect our business, financial condition and results of operations.

We may experience financial difficulties like some mortgage originators have experienced, which could adversely affect our business, financial condition and results of operations.

During the years ended June 30, 2013 and 2012, we incurred net losses of $1,801,267 and $3,360,788, respectively.  We have never generated an annual profit and if we are unsuccessful in adding additional profitable operations and reducing our current cost structure, our cash balances may not be able to support our future operating needs. We may be required to raise additional capital to meet our future cash flow requirements and currently have no commitment from any external or internal parties for funding of operations and working capital requirements.  There is no guarantee that we will be successful in raising additional capital if necessary, and if we are unable to secure funding to meet our cash flow requirements in the future we may not be able to continue our business and expansion plans at the levels currently anticipated.

We may not be able to grow our mortgage origination volume to the level necessary to obtain profitability

Our strategy is to grow our origination volume by adding additional existing operations to our platform. We can provide no assurance that we will be successful in identifying or recruiting origination platforms or businesses. Recruiting of existing operations is highly competitive and some of our competitors have greater resources, better product offerings and other advantages that make them a more attractive option for the operations we are trying to recruit. If we are unsuccessful in recruiting additional operations, our origination volume may not reach the levels necessary for us to generate profitable operations.

Further, as the refinance market continues to decline, the importance of loan originations business consisting of providing purchase money loans to homebuyers will become even more important. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business.

The inability to retain key personnel could have a negative impact on our business operations

If we are unable to retain certain members of our senior management team or certain individuals or loan officers at the entities we have acquired, our results and financial condition may be adversely impacted. We have completed five acquisitions since March 2011. There is no assurance that the individuals running the entities acquired, or the loan officers working at the entities acquired will remain under our employment. Any loss of these key employees will have an adverse impact on our loan origination volume and our results of operations.

The continued downturn in the economy or a material increase in interest rates could indirectly have a material negative impact on our business operations.

We are dependent upon the commissions from the mortgage loans placed by us and our branch offices to generate revenue for our Company.  If mortgage interest rates increase significantly, as they did in June 2013, the number of persons who purchase or refinance homes could decline, which would also affect our ability to generate commissions.  If because of the economic downturn or otherwise a significant number of borrowers default on their mortgage loans, additional lenders could discontinue providing mortgage loans which would make it more difficult to qualify customers or would reduce the number of loans we could place, either of which would result in reduced revenue for us.

We have significant financial compensation commitments due to various employment agreements with key members of management and loan originators.  If we are unable to generate sufficient revenue, due to our significant commitments to salaries and other compensation, we may not be able to be profitable.

In our efforts to carry out our business model of attracting existing mortgage companies to join our network, we have committed to employment agreements with several key members of our management team which obligate the Company to substantial salary and other compensation expenses.  During the year ended June 30, 2013, we incurred over $14.9 million in salary and commission expense pursuant to various employment agreements.  If the Company is unable to produce significant revenue, the Company may not reach profitability due to salary and other compensation expenses due to key members of management and to our loan originators.

We are dependent upon warehouse lines of credit in order to provide loan funds for our lending services.  If we lose our warehouse lines of credit, we will not be able to access sufficient loan funds to maintain our lending services and our business may fail.

The Company has five warehouse lines of credit available as of June 30, 2013, for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of June 30, 2013 was $8,832,537;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2014. This line of credit had no outstanding balance as of June 30, 2013;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 6% per annum. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of June 30, 2013 was $1,791,555;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to $3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of June 30, 2013 was $190,132; and

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of June 30, 2013 was $6,856,188.

The warehouse credit lines provide short-term funding for mortgage loans originated by the branch offices.  Certain balances at year end and throughout the year exceed the available credit under a particular warehouse line. In those instances, the lender, a related party, allows the line to “bulge” as our origination volume fluctuates. The warehouse credit lines are repaid within an overall average of 16 days when the loan is sold to third party investors.  PSMI does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for PSMI.  PSMI had $17,702,492 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against these lines of credit, thus offsetting the loans payable of $17,670,412 on these lines against the loans receivable from the third party investors as of June 30, 2013.  We estimate that over 90% of the loans are currently being closed using these warehouse lines of credit.  Each of the lines of credit could be lost through either fraud, inability to sell the loans to third parties or going out of business.  Due to this fact, if we fail to maintain our warehouse lines of credit, we will be unable to continue operations and our business may fail.

We have entered into a “Repo” warehouse line of credit agreement under which we could be required to repurchase the loan subject to certain terms and conditions.  If we are required to repurchase the “Repo” warehouse line of credit, we may not have sufficient operating funds to maintain our operations and our business may fail.

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

The ongoing implementation of the Dodd-Frank Act will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations, all of which could adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of a Bureau of Consumer Financial Protection (CFPB) authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.

On January 10, 2013, the CFPB announced a rule to implement certain provisions of the Dodd-Frank Act relating to mortgage originations. Under the new originations rule, before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain requirements will be presumed to comply with the new rule with respect to these loans. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for customer service. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers' accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender's interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. Both the originations and servicing rules will take effect on January 10, 2014. The CFPB also issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers' interests are protected. The CFPB will be conducting an examination of our business pursuant to these guidelines.

The ongoing implementation of the Dodd-Frank Act, including the implementation of the new originations and servicing rules by the CFPB will increase our regulatory compliance burden and associated, which could in turn adversely affect our business, financial condition and results of operations.

We have acquired five mortgage businesses over the last two years and intend to add additional existing operations as part of our growth strategy, which may expose us to potential liabilities, both disclosed and undisclosed.

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

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our clients. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our clients’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition and results of operations.

In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

There may be conflicts of interest between our legal counsel and our Company because of the ownership of shares of our Company by him.

The attorney who prepared this Annual Report on Form 10-K and who continues to provide legal services to the Company is also a stockholder which creates the potential for a conflict of interest in his representation of our Company.  He owns shares of our Common Stock which in total represent less than 1% of the outstanding shares.  Conflicts of interest create the risk that he may have an incentive to act adversely to the interests of the Company, especially where he would have a pecuniary interest in selling his shares in the future.  Further, our attorney’s pecuniary interest may at some point compromise his fiduciary duty to our Company, in which event he would likely resign and we would be required to retain new counsel.

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

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock, of which 3,700 are designated as Series A Preferred Stock and 2,000 are designated as Series B Preferred Stock, all of which are issued and outstanding as of the date of this report. Our Board of Directors has the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining Preferred shares without any further vote or action by our stockholders, except in certain instances the approval of a majority of the outstanding shares of Series A and Series B Preferred Stock.  If the Board causes any additional Preferred Stock to be issued, the rights of the holders of our Common Stock could be adversely affected.  The Board’s ability to determine the terms of Preferred Stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Additional Preferred shares issued by the Board of Directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the additional shares of Preferred Stock.  The additional shares of Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock.  In addition, Preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of Preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stockholders receive any distribution of the liquidated assets.  On February 4, 2013, the Company entered into a stock purchase agreement in which it issued 5,700 shares of Preferred Stock. Further information can be found on the Company’s 8-K filed February 7, 2013.

Our growth strategy includes adding existing mortgage operations to our lending platform, which may result in additional shares being issued and dilute ownership.

Since the beginning of the fiscal year ended June 30, 2011, we have acquired United Community Mortgage Corp. (“UCMC”), Founders Mortgage LLC (“Founders”), Brookside Mortgage, L.L.C. (“Brookside”), Fidelity Mortgage Company (“Fidelity”), and Iowa Mortgage Professionals, Inc. (“Iowa”), each of which was engaged in the mortgage business.  Each acquisition resulted in shares of our Common Stock being issued to the owners of each acquired company.  It is anticipated that as we add additional mortgage operations, additional shares or stock options will be issued which would result in ownership dilution to each stockholder.

We have not paid, and do not intend to pay, dividends on our Common Stock, and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception.  Further, we cannot declare or pay any dividends on our Common Stock without the affirmative vote by the holders of a majority of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  As a result, our investors will not be able to benefit from owning our Common Stock unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors and the cost to sell the shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 4,000 square feet of office space in Oklahoma City, Oklahoma, which is used for our principal executive offices and as the operating location of PSMI. The five-year lease was executed April 8, 2013, and the monthly rental payments for the space total $8,132.  In addition, we lease office space for our branch offices under various lease terms ending through December 30, 2016.  Current total monthly lease payments for the branch offices’ rental space are $83,102.  We carry property and casualty insurance, renter’s insurance and liability insurance covering these spaces.

ITEM 3.  LEGAL PROCEEDINGS

On August 23, 2012, Michael Lucey, a resident of New Jersey, filed a civil action against the Company, PrimeSource Mortgage, Inc., Edward Kenmure III (a director of the Company), James Miller (a director of the Company), Jeffrey Smith (a director and Executive Vice President of the Company and President and Chief Executive Officer of PrimeSource Mortgage, Inc.), Ron Hanna (a director, President, and Chief Executive Officer of the Company), and Richard Roque (a director of PrimeSource Mortgage, Inc.) in the Superior Court of New Jersey Law Division – Monmouth County, Docket No.: MON-L-3542-12, alleging breach of contract, violations of employment laws in the State of New Jersey, defamation of Mr. Lucey, and tortuous interference with his economic advantages.  Specifically, Mr. Lucey alleges he has not been paid salary for hours worked.  Mr. Lucey also alleges he was never paid a percentage of the net profit derived from business operations.  Lastly, Mr. Lucey alleges he was never paid a percentage of the net proceeds from the sale of PrimeSource Mortgage, Inc. (formerly United Community Mortgage Corp.).  Mr. Lucey seeks compensatory damages, attorneys’ fees and costs of suit, interest, and such other relief the court may deem equitable and just.  A mediation hearing was held on September 10, 2013, at which time our insurance carrier made Mr. Lucey an offer to settle the claim. Mr. Lucey did not accept the settlement offer and we are preparing to vigorously defend against any action to enforce these claims.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been quoted on the OTC Bulletin Board since October 2009 and has been quoted on the OTC Markets (formerly the “Pink Sheets”) since October 2005.  Our trading symbol is “PSMH.”  The table below sets forth for the periods indicated the range of the high and low bid or trading information as reported by OTC Markets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal year ended	First	$0.40	$0.11
June 30, 2013	Second	$0.40	$0.25
	Third	$0.46	$0.27
	Fourth	$0.35	$0.22

Fiscal year ended	First	$0.73	$0.55
June 30, 2012	Second	$0.65	$0.51
	Third	$1.05	$0.51
	Fourth	$0.80	$0.20

Holders

At September 30, 2013 we had approximately 543 record holders of our Common Stock.  The number of holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, to be the transfer agent of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock; however, holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. We do not anticipate paying any cash dividends to common stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, would be subject to a vote of the holders of shares of Series A and Series B Preferred Stock, and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended June 30, 2013, by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

PSM Holdings, Inc. (the “Company” or “PSMH”) originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 90% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). The company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and Nationwide by Owner, Inc. account for the balance of loan applications.

We have retail offices located around the United States from which we derive revenue based on the aforementioned business factors (e.g. fees, margin and splits) resulting from the loan origination volume from these offices.  We are able to leverage the Company’s warehouse lines of credit relationships with related parties in order to provide the consumer with more competitive rates and fees while increasing our gross profits.  With a growing national retail platform, it is important to remain competitive in targeted regions around the country whose market dynamics vary from one another.  It is for this reason, a healthy mixture of wholesale and correspondent relationships exist from within our Company in order to ensure both service quality and competitive pricing for our clients.  Presently, PSMI has approximately 29 offices around the country.

Current Environment

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.   The regulatory changes have applied operational pressure for deeper and more disciplined internal processes, limitations on loan officer compensation and increased compliance requirements all making it difficult for small to mid market mortgage firms to operate profitably as independent businesses. This dynamic has spurred consolidation in the industry as many firms feel the need to join larger more established platforms. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market. Management believes the maturity, preparedness and consumer oriented public culture of our Company has become a highly attractive, viable and competitive option for mortgage professionals across the United States.

Plan of Operation

Over the last year, we have embarked on a strategy to become a national lending platform that other small to medium sized brokers and lenders will want to join as they face challenges due to the changing regulatory environment and mounting competitive pressures on their businesses. Quite simply, we want to be the destination they think of first when they are considering a move. We also realized that in order to be that landing spot, we had to execute on some goals to prepare our platform. Specifically, we needed to complete our capital raise, hire additional experienced management, strengthen and improve our corporate governance, obtain additional state licensing in key markets, implement programs where our stock is an attractive currency, implement reporting metrics and management analysis tools and evaluate additional opportunities to monetize our origination volume by participating in such things as service release premium and gain on sale in the secondary markets.

Capital Raise

On February 4, 2013, we entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of our Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and the issuance and sale of $2,000,000 of our Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). This funding has significantly improved our balance sheet, allowing us to exceed the current net worth required to remain a “Full Eagle” lender. It also provides groups we are recruiting the necessary assurance to join our platform.

Management

We have added a full-time Chief Operating Officer / Chief Financial Officer at PSMH who remains heavily involved in the daily operations at PSMI. In addition, we have added very experienced and highly respected operators to lead our growth in the Western States. This team is also assisting the company with other initiatives such as capitalizing on ways to fully monetize our origination volume. We believe these individuals, along with the core group of talent who joined over the last two years as part of the entities we acquired provide us with a world class leadership group. Additionally, we have added personnel in key corporate roles including licensing and systems support and believe our current human capital can support a significant increase in our origination volume.

Corporate Governance

We have reconstructed our Board to include two appointees by the Series A Preferred Stock investors. We have implemented a formal insider trading policy and have streamlined our procedures for review and acceptance of on-boarded branches. We continue to work on implementing additional policies and procedures to strengthen our compliance and corporate governance.

Licensing

On June 27, 2013, we received our licensing approval from The California Department of Corporations as a residential mortgage licensee. California and other Western States represent a significant portion of our future growth plans. Subsequent to June 30, 2013, we opened two offices in California and are actively recruiting loan officers and banking operations to join our platform. One of the California offices will house our Costco Response center while the other office will house some of our key lending functions as we build loan origination volume on the West Coast.

We are currently approved in 19 states as a residential mortgage licensee and we are in the process of applying for our license approval in an additional 10 states.

Stock Incentives

Outside of our culture, one of the most valuable things we have to offer prospective loan originators is the opportunity to earn incentive stock options in our Company. This is an advantage that many of our competitors cannot offer. We are formalizing stock incentive plans that create an opportunity for originators to build long-term value for them and their families. These programs have proven to be valuable recruiting tools and we believe they will continue to be a competitive advantage, allowing us to recruit the best of the best as we expand our operations across the country.

Analysis Tools

We have implemented formal budgeting for all field operations as well as periodic dashboard reporting which allows management to monitor and measure key metrics pertaining to our service and profitability. We have also purchased a mortgage banking specific accounting package, which once implemented, will allow us to drill down in real time to loan level detail in terms of profitability. We expect to be fully transitioned to the new accounting package beginning January 1, 2014.

Additional Revenue Opportunities

Since our inception, all of our income has been derived on the front end of the mortgage transaction, specifically, the loan origination. We have added personnel with the experience and knowledge of the back end revenue opportunities including service release premiums and gain on sale in the secondary markets. Our direction moving forward is to set up the systems and infrastructure to allow us to capitalize on these additional revenue streams. If we are successful in doing so, we believe we will be able to significantly impact our total revenue “capture” on each loan originated.

Strategy for Growth

We have experienced significant growth over the past several years, largely fueled by the five acquisitions we have made since March 2011. As can be seen below, total units have increased by 344% and our total volume has increased by 383% since before these acquisitions were made. The following table represents a production matrix reflecting our past production by number of Units and Dollar Volume:

Fiscal Year Ended June 30,	Number of Units	Dollar Production

2010	890	$149,628,816
2011	851	$139,059,839
2012	2,290	$392,734,294
2013	3,780	$671,442,845

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the twelve months ended June 30, 2013, we added a total of 5 locations through extensions of existing offices or onboarding of other mortgage operations. Subsequent to year end, we have opened an additional two offices in California, a new location in Oklahoma City and have on-boarded a six office operation in Kansas, Missouri. with eight loan originators We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

We are one of nine approved lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  Our offices in Tulsa, Oklahoma, Des Moines Iowa and Newport Beach, CA have loan originators dedicated to servicing this platform. We intend to significantly increase the number of states we are obtaining Costco leads in during the calendar year 2014. We believe we have committed the appropriate resources in terms of monetary and human capital to position us as a leading lender on this platform.

Results of Operations

Our consolidated results of operations for the twelve months ended June 30, 2013, include the operating results of our wholly-owned subsidiary WWYH, Inc. and results of operations of PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $1,801,267 for the year ended June 30, 2013 compared to a loss of $3,360,788 for the same period ended June 30, 2012.  The decrease in our net loss is directly attributable to our increase in revenues for the most recent twelve month period. Further, after adjusting for non-cash expenses such as write off of bad debts for underperforming assets acquired as part of our previous acquisitions, our primary operating company (PSMI) generated a small loss in the most recent twelve month period.

Revenues

Total revenues increased by $7,926,767 to $21,872,967 for the year ended June 30, 2013, as compared to $13,956,200 for the same period in 2012 (the “comparable prior year period”).   We closed 3,780 loans for a total loan production of $671,442,845 during the year ended June 30, 2013, as compared to 2,290 loans for a total production of $392,734,294 for the comparable prior year period.  Our existing branches, including the five entities we acquired, increased their production during this time period as their business matured.  Our growth plans include adding additional profitable operations to our platform. Management believes the Company’s current infrastructure is capable of supporting meaningful growth without incurring significant administrative and overhead costs.

Operating Expenses

Our total operating expenses increased by $6,284,446 or 36% to $23,702,045 for the twelve months ended June 30, 2013, as compared to $17,417,599 for the comparable prior year period. The increase in operating expenses was primarily related to increases in certain variable expenses directly tied to increased revenue and production. Commission expense increased by $4,107,326 for the twelve months ended June 30, 2013, while loan processing increased by $545,191. As a percentage of revenue, commissions and loan processing fees amounted to 52.0% for the twelve months ended June 30, 2013 as compared to 47.9% in the comparable prior period. The increases as a percentage of revenue were a result of increases in loan officer compensation due to compensation plans amended during the current period, as well as a reduction in the gross spread of certain loan types due to competitive market conditions.

In addition, during the twelve months ended June 30, 2013, we recorded non-cash charges of $484,192 relating to reserves established against notes receivable and employee advances. During the prior fiscal year, we recorded a total non-cash stock expense of $1,142, 315.

Selling, general and administrative expenses in general were higher in the current periods as all five acquired entities were fully integrated and operating during the entire period compared to the comparable prior year period in which two of the acquired entities reflect only partial expenses for the period reported. (Fidelity Mortgage was acquired on August 1, 2011, and Iowa Mortgage was acquired on November 1, 2011.) Advertising expense relates primarily to costs associated with generating leads and post closing programs designed to maintain contact with borrowers. For the twelve month period ended June 30, 2013, advertising increased $357,985, or 59.6% to $958,306. The increases relate to the higher loan volume as well as all five acquired entities being on the Company platform for the entire period in the current year as described above. Professional and legal expenses increased by $276,327 to $712,027, or 63.4% for the twelve months ended June 30, 2013. The increase during the current twelve month period is directly attributable to changing our company domicile, changing the name from United Community Mortgage Corporation to PrimeSource Mortgage, Inc. and obtaining the FHA lender approval from The U.S. Department of Housing and Urban Development (“HUD”), and updating these changes with the appropriate state licensing agencies. Wages and payroll taxes increased by 21.7% to $6,167,031 for the twelve months ended June 30, 2013. These increases relate primarily to the addition of personnel associated with the five acquired entities.

Non-operating income (expense)

Our non-operating income decreased by $72,801 to $27,810 for the twelve months ended June 30, 2013, compared to the twelve months ended June 30, 2012. Other income primarily consists of contributions, sponsorships and other advertising funds the Company receives from third parties for hosting its annual trade conference. The costs associated with the annual conference are included in operating expenses as they are considered costs related to marketing the Company. In the twelve months ended June 30, 2013, the Company received insurance proceeds in excess of $18,000 for claims made under its policy.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,015,618 as of June 30, 2013, compared to $355,421 as of June 30, 2012. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,801,267 for the twelve months ended June 30, 2013, compared to a net loss of $3,360,788 for the comparable prior year period. Our current assets exceeded our current liabilities by $4,056,397 as of June 30, 2013. We expect to add additional branch offices and loan officers throughout the remainder of the calendar year. There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. Further, if market pressures continue to impact our margins and spreads on loans and we are not able to reduce our cost structure accordingly, our cash balances and liquidity may be adversely effected.

Operating Activities

Net cash used in operating activities for the twelve months ended June 30, 2013 was $310,445 resulting primarily from our net loss of $1,801,267 offset by non-cash charges for bad debt expense of $470,305 and depreciation and amortization of $245,526. In addition, we recorded a reduction in accounts receivable and prepaid expenses of $176,001 and $283,025 and a net increase in in accounts payable and accrued expenses of $460,051. In the prior twelve month period, net cash used in operating activities was $1,251,791, which included a net loss from operations of $3,360,788. The prior period loss included non-cash stock expense of $1,377,763 paid to employees, officers and directors for past services, and non-cash stock expense of $1,220,415 issued to third parties for services. For the year ended June 30, 2012, increases on accounts receivable and prepaid expenses totaled $1,323,875 while increases in accounts payable and accrued expenses totaled $607,614 and $648,043, respectively. Aditionally, prior year operating activities included a reduction of $778,000 in accrued stock payable.

In future periods, management intends to more closely align stock incentives with revenue and profitability measures and modify the form of the awards to stock options as opposed to straight stock grants. Further, management has no plans to issue stock to third parties for investor relations or other services as was done in prior periods.

Investing Activities

Net cash used in investing activities for the twelve months ended June 30, 2013, was $136,431 compared to net cash provided by investing activities of $180,004 in the prior period. During the twelve months ended June 30, 2013, we purchased property and equipment amounting to $121,914 and funded additional security deposits of $14,518. For the twelve months ended June 30, 2012, we acquired cash as part of acquisitions amounting to $170,000. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the twelve months ended June 30, 2013, amounted to $5,053,873 consisting of $5,700,000 received from the sale of our Series A and Series B Preferred Stock, less transaction costs and placement agent fees paid in the amount of $527,965. We also paid $100,000 on a related party loan during the period and paid $53,200 in dividends on our Series A and Series B Preferred Stock. For the twelve months ended June 30, 2012, net cash provided by financing activities was $1,405,738 relating primarily to cash proceeds of $925,738 from the sale of Common Stock to accredited investors and cash proceeds of $500,000 received from the exercise of warrants.

As a result of the above activities, we experienced a net increase in cash of $4,660,197 for the twelve months ended June 30, 2013. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, and controlling our costs as we execute our growth and expansion plans.

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

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company has adopted this accounting standard as of June 30, 2013, and does not expect it to have a significant impact on its financial statements.

Accounting Standards Update 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.

The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.  The Company has adopted this accounting standard as of June 30, 2013, and does not expect it to have a significant impact on its financial statements.

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

The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted this accounting standard as of June 30, 2012.

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

For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  The Company adopted this accounting standard as of June 30, 2012.

Accounting Standards Update 2010-13 – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition.  However, U.S. GAAP do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition.  Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  The Company adopted this accounting standard as of June 30, 2012, and it did not have any impact on the Company.

Update No. 2009-08 – Earnings per Share—Amendments to Section 260-10-S99 (SEC Update)

This update represents technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.  The Company adopted this accounting standard as of June 30, 2012, and it did not have any impact on the Company. The potential conversion of the preferred stock into common shares was not included in the earnings per share calculation as the effect would be anti-dilutive.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2013, and since that date, we have not entered into or created any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Kevin Gadawski, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in effect as of June 30, 2013.  Based on this evaluation, Mr. Gadawski concluded that our disclosure controls and procedures as of June 30, 2013, were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of June 30, 2013, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the current year, we hired a full time Chief Financial Officer at PSM Holdings, Inc. There were no other changes in our internal control over financial reporting except as identified above, that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no events reportable under this Item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of September 2013, the name and ages of, and position or positions held by, our executive officers and directors, including executive officers and directors of PrimeSource Mortgage, Inc., our wholly owned operating subsidiary, certain significant employees, and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Kevin Gadawski	46	Director, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Principal Executive, Financial and Accounting Officer	2013

Mr. Gadawski has served as our CEO, President, and Chief Operating Officer since August 28, 2013 and as our Chief Operating and Chief Financial Officer since February 7, 2013. From February 2012 to the present Mr. Gadawski has been a Managing Director at Littlebanc Advisors, LLC, an investment banking company. From November 2007 to the present, Mr. Gadawski has been the President of NL Strategies, Inc., a financial and operational consulting firm. In December 1989, Mr. Gadawski received his B.A. in Accounting from Northern Kentucky University. Mr. Gadawski is a CPA and a CVA. Mr. Gadawski was chosen as a director due to his extensive experience in financing and accounting.

Jeffrey R. Smith	51	Director, Chairman, and Executive V.P.	2005

Mr. Smith has served as our Executive Vice-President since February 23, 2011.  He served as our President & CEO from May 2005 through February 23, 2011.  He has served as a director of WWYH, Inc. since 1998, and served as President & CEO of this entity from 1998 through February, 2011.  He has served as President and director of PrimeSource Mortgage, Inc. since March 2011. Mr. Smith received his B.B.A. in Finance from West Texas State University in May 1983 and a diploma in Banking from SMU in June 1994. Mr. Smith was chosen as a director due to his familiarity with the Company and his extensive experience in the mortgage banking industry.

James C. Miller	62	Director	2011

Mr. Miller is the Executive Vice President of American Southwest Mortgage Corp. (AMSW) where he also serves on the Board of Directors and as Secretary.  He has been in the mortgage industry since the early 1990s when he started as a mortgage loan officer at American Mortgage and Investment Company (AMICO) where, after two years, was promoted to an Account Executive for the wholesale division of AMICO.  Since January of 1998, Mr. Miller has been a partner and owner of CBB, Inc., a management company that currently has a contract to operate and manage Spirit Bank of Tulsa Oklahoma’s Wholesale and Correspondent mortgage subsidiary, AMSW.  Mr. Miller was also a past President of Oklahoma Mortgage Bankers Association from 2003 to 2004 and an Advisory Committee member of Oklahoma Housing Trust Fund during 1998. Mr. Miller was selected as a director due to his extensive experience in the mortgage banking industry.

Michael Margolies	55	Director	2013

Mr. Margolies has been a Director since February 4, 2013. From June 2009 to the present, Mr. Margolies has been the Chief Executive Officer and Chairman of Littlebanc Advisors, LLC. From August 2007 to May 2009, Mr. Margolies served as Managing Director of Ladenburg Thalmann & Co, a firm specializing in identifying small to mid-cap public and private companies and assisting them with capital needs. Mr. Margolies was selected as a director due to his more than 25 years of experience in capital markets.

Greg Mahaney	43	V.P. of PrimeSource Mortgage, Inc.	-

Mr. Mahaney has been a Vice President and director of PrimeSource Mortgage, Inc. since July 2011.  From January 2001 to June 2011, Mr. Mahaney was a managing partner of Brookside Mortgage, LLC, an Oklahoma company specializing in mortgage origination, where he was responsible for operations management and origination.  In July 2011, Brookside Mortgage was purchased by PrimeSource Mortgage, Inc.  Mr. Mahaney is a licensed mortgage originator in the State of Oklahoma.  Mr. Mahaney is a graduate of Oklahoma State University with a Bachelor’s degree in Human Resources.

Randal Stevens	42	V.P. of PrimeSource Mortgage, Inc.	-

Mr. Stevens has been a Vice President and director of PrimeSource Mortgage, Inc. since November 2011. From December 2003 to November 2011, Mr. Stevens was the owner and General Manager of Iowa Mortgage Professionals, Inc., an Iowa company specializing in mortgage origination where he was responsible for operations management including accounting, finance, human resources, and compliance functions. In November 2011, Iowa Mortgage Professionals was purchased by PrimeSource Mortgage, Inc.  In addition to Mr. Stevens’ significant entrepreneurial experience in the Mortgage Banking and Insurance industries, his career has included other diverse roles ranging from process management to fraud investigation.  His previous service as President of the Mortgage Professionals of Iowa included meetings with the state attorney general, testimony at hearings and industry advocacy at the state and nation’s capitols.  Mr. Stevens holds a Bachelor’s degree in Business Administration and Marketing from Iowa Wesleyan College as well as a Master’s Degree in Business Administration (MBA) from Drake University.  He is a proud member of the National Eagle Scout Association.

Samuel B. Morelli	68	Executive V.P. and Chief Compliance Officer of PrimeSource Mortgage, Inc.	-

Mr. Morelli has been Executive Vice President and Chief Compliance Officer of PrimeSource Mortgage, Inc. since January 2012 and a director since April 2012. From May 2007 to April 2011, Mr. Morelli served as President and Chief Operating Officer of Eagle National Bank in the Mortgage Division where he was responsible for all aspects of the Mortgage Division including regulatory compliance, strategic planning, budgeting, drafting, and contract negotiation. Mr. Morelli is a business executive with more than 30 years of diversified banking and mortgage banking experience who has particular expertise in real estate finance. In 1966, Mr. Morelli received his Associates in Business Administration from Temple University and, in 1975, he received a Certificate from the Mortgage Banking Institute of Financial Education. In addition, in 1980, Mr. Morelli received his Diploma in Business Management from the Mortgage Banking School of Executive Development. Mr. Morelli holds the designation of Certified Mortgage Banker.

Edward Kenmure III	55	Vice President of PrimeSource Mortgage, Inc.	-

Mr. Kenmure has been a Vice President and director of PrimeSource Mortgage, Inc. since March 2011. From February 2004 to March 2011, Mr. Kenmure was the President and Chief Executive Officer of United Community Mortgage Corporation, a New Jersey company specializing in mortgage banking where he was responsible for operations management. In March 2011, United Community Mortgage Corporation was purchased by PrimeSource Mortgage, Inc.

James Pulsipher	38	Vice President of PrimeSource Mortgage, Inc.	-

Mr. Pulsipher has been a Vice President of PrimeSource Mortgage, Inc. since September 2011 and a director since September 2011. From June 1994 to August 2010, Mr. Pulsipher was the President and Chief Executive Officer of Fidelity Mortgage Company, a Colorado company specializing in mortgage banking where he was responsible for operations of mortgage baking. In August 2010, Fidelity Mortgage Company was purchased by PrimeSource Mortgage, Inc.

Jared Peterson	40	Vice President of PrimeSource Mortgage, Inc.	-

Mr. Peterson has been a Vice President of PrimeSource Mortgage, Inc. since August 2011 and a director since November 2012. From November 1999 to August 2010, Mr. Peterson was the Vice President of Fidelity Mortgage Company where he was responsible for operations management. In August 2010, Fidelity Mortgage Company was purchased by PrimeSource Mortgage, Inc.

Crystal Chavez	40	Vice President of PrimeSource Mortgage, Inc.	-

Ms. Chavez has been a Vice President of PrimeSource Mortgage, Inc. since January 2012 and, from November 2003 to December 2011, Ms. Chavez was Director of Lending Services of PrimeSource Mortgage, Inc.

Each director is elected for a term of one year or until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.

The Company confirms, as required by regulations under the Securities and Exchange Act of 1934, that (1) there is no family relationship between any director or executive officer of the Company, (2) there was no arrangement or understanding between any director or officer and any other person pursuant to which the directors were elected to their positions with the Company. However, Mr. Gadawski and Mr. Margolies were appointed as directors per the Series A Preferred Stock designations as part of the capital raise completed February 4, 2013.

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

Code of Ethics

On September 27, 2010, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available for review at http://ir.stockpr.com/psmholdings/governance-documents.

Meetings and Committees of the Board of Directors

During the fiscal year ended June 30, 2013, the Board of Directors held 5 meetings and acted by unanimous written consent 8 times.  Each of the directors attended at least 75% of the total number of meetings of the Board of Directors and committees (if any) held during the fiscal year ended June 30, 2013.  During the fiscal year ended June 30, 2013, the Company did not hold an annual meeting of stockholders and does not have a policy in place for director attendance.

The following chart sets forth the current membership of each board committee.  The Board of Directors reviews and determines the membership of the committees at least annually.

Committee	Members
Audit Committee	Kevin Gadawski
Jeffrey R. Smith
Michael Margolies

Compensation Committee	Jeffrey R. Smith
Kevin Gadawski
Jim Miller

Information about the committees, their respective roles and responsibilities is set forth below.

Audit Committee

The Audit Committee is currently comprised of Messrs. Gadawski, Smith and Margolies.  There is currently no Chairman of the Audit Committee.  The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

The Audit Committee was first created on April 18, 2012.

None of the members of the Audit Committee is independent within the meaning of the NYSE MKT LLC.  Mr. Gadawski is qualified as an audit committee financial expert.

The Audit Committee does not currently have a charter but the Company plans to adopt a charter in the near future.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended. The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence. The Audit Committee has recommended to the Board of Directors that the audited financial statements for the fiscal years ended June 30, 2012 and 2013 be included in the Company's annual report on Form 10-K.

Jeffrey R. Smith

Michael Margolies

Kevin Gadawski

Compensation Committee

We have a standing Compensation Committee currently comprised of Messrs. Smith, Miller and Gadawski.  There is currently no Chairman of the Compensation Committee.  The Compensation Committee represents our company in reviewing and approving (subject to approval of the independent directors) the executive employment agreements for or Officers and senior management.  The Compensation Committee also administers the Company’s stock option and incentive plans, including our 2012 Stock Incentive Plan.  None of our Compensation Committee members are considered independent within the meaning of the NYSE MKT LLC. The Compensation Committee was first formed on July 11, 2012.

The Compensation Committee does not currently have a charter but the Company plans to adopt a charter in the near future.

Nominating and Governance Committee

The Company does not currently have a Nominating and Governance Committee and does not feel one is required at this time due to the small size of the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors

Overview of Director Nominating Process

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

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, the Board appoints our officers, including our Chief Executive Officer and such other officers as the Board may appoint from time to time.  The Board has currently separated the positions of Chairman of the Board and Chief Executive Officer, and Jeffrey R. Smith currently serves as our Chairman and Kevin Gadawski currently serves as our Chief Executive Officer.  The Board periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of the Board.  In his absence, the Board may choose one of the Directors to chair the relevant meeting of the Board.  Our Chairman is also responsible for chairing meetings of stockholders.  In his absence, the Board may appoint one of the Directors to chair the relevant meeting.

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

Communications by Stockholders with Directors

The Company encourages stockholder communications to our Board of Directors and/or individual directors. Stockholders who wish to communicate with our Board of Directors or an individual director should send their communications to the care of Michael Margolies, Director, PSM Holdings, Inc., 5900 Mosteller Drive, Oklahoma City, Oklahoma 73112.  Communications regarding financial or accounting policies should be sent to the attention of the Audit Committee.  Mr. Gadawski will maintain a log of such communications and will transmit as soon as practicable such communications to the Audit Committee or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by Mr. Hanna.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our Company and its subsidiaries for the years ended June 30, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year Ended June 30	Salary		Bonus		Stock Award		All Other Compensation		Total
James Pulsipher, V.P.	2013	$1,164,633	(1)	-		-		$23,425	(2)	$1,188,058
	2012	$451,701	(3)	-		-		$11,964	(4)	$463,666
Jared Peterson, V.P.	2013	$445,510	(5)	$455,946	(6)	-		$4,469	(7)	$905,924
	2012	$452,840	(8)	$11,700	(9)	-		$4,324	(10)	$468,864
Ron Hanna, former CEO(11)	2013	$243,750	(12)	-		-		$13,418	(13)	$271,500
	2012	$237,500	(14)	-		$7,153	(15)	$15,323	(16)	$259,976

(1) $1,159,633 of this amount represents commissions paid and $5,000 represents a bonus paid pursuant to the employment agreement described below.

(2) This amount consists of compensation for health insurance premiums of $4,346 for Mr. Pulsipher and a car allowance of $19,079.

(3) $450,616 of this amount represents commissions paid and $1,085 represents a bonus paid pursuant to the employment agreement described below.

(4) This amount consists of compensation for health insurance premiums of $3,188 for Mr. Pulsipher and his family and car allowance of $8,776.

(5) $93,094 of this amount represents salary while $352,426 represents commissions paid.

(6) Amount represents annual bonus, of which $370,249 remained accrued but unpaid.

(7) This amount consists of compensation for health insurance premiums for Mr. Peterson and his family.

(8) $83,934 of this amount represents salary while $368,906 represents commissions paid.

(9) Amount represents bonus paid.

(10) This amount consists of compensation for health insurance premiums for Mr. Peterson and his family.

(11) On August 28, 2013, Ron Hanna resigned as our Chief Executive Officer.

(12) Of Mr. Hanna’s salary, 67,492 shares of the Company’s Common Stock valued at $18,750 were issued in lieu of salary.

(13) This amount represents compensation for health insurance premiums of $4,418 for Mr. Hanna and his family and a car allowance of $9,000.

(14) Of Mr. Hanna’s salary, 70,442 shares of the Company’s Common Stock valued at $39,583 were issued in lieu of salary.

(15) This amount consists of stock compensation in lieu of health benefits.

(16) This amount represents compensation for health insurance premiums of $6,323 for Mr. Hanna and his family and a car allowance of $9,000.

Mr. Hanna had an employment agreement that was initially executed in February 2011 with terms that went through December 31, 2013.  Mr. Hanna’s employment agreement was with our parent company, PSM Holdings, Inc.  The term of the agreement was for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice was given by either party.  The annual base salary for Mr. Hanna was $225,000 for the first year, $250,000 for the second year, and $275,000 for the third year.  Mr. Hanna was entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  As a bonus for accepting appointment as our Chief Executive Officer, Mr. Hanna received 750,000 shares of our Common Stock valued at $525,000.  Mr. Hanna also received health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminated the agreement without cause or if the agreement was constructively terminated by us, we agreed to pay Mr. Hanna the balance of his annual base salary for the remaining term of the agreement.

On August 28, 2013, Ron Hanna resigned from his positions as President, Chief Executive Officer, and director of the Company. In his capacity as President and Chief Executive Officer, Mr. Hanna also served as the Company’s principal executive officer.

In connection with Mr. Hanna’s resignation, pursuant to Section 6(e) of the Employment Agreement dated January 1, 2011, as amended, between the Company and Mr. Hanna by mutual consent effective August 28, 2013, the employment agreement was terminated.

Effective August 8, 2011, in connection with our acquisition of Fidelity Mortgage Company, we entered into an employment agreement with James Pulsipher.  The term of his agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. Effective January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability.

Effective January 1, 2013, the Company amended an employment agreement with Mr. Peterson. Under the new agreement, the term has been modified to at will with 60 days notice from either party. Mr. Peterson is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, Mr. Peterson is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000.

Equity Awards

There were no unexercised options, stock that had not vested, or equity incentive plan awards for the named executive officers outstanding as of the end of the fiscal year ended June 30, 2013. However, Mr. Hanna has 2,000,000 warrants priced at $1.00 which expire on December 31, 2015; Mr. Pulsipher has 100,000 warrants priced at $1.00 which expire September 14, 2014; and Mr. Peterson has 200,000 warrants priced at $1.00 which expire September 14, 2014.

On December 12, 2011, the stockholders adopted the 2012 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company’s stockholders.

There are 6,000,000 shares of Common Stock authorized for non-statutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of June 30, 2013, 1,182,103 stock grants and 275,000 options grants have been made under the plan. 4,542,897 shares remain for future grants under the plan.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2013:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)		All other compensation ($)		Total ($)
Edward Kenmure III(1)	$120,000	(2)	$4,344	(3)	$124,344
Greg Mahaney(1)	$255,208	(4)	$123	(5)	$255,331
James Miller	-		-		-
Randal Stevens(1)	$169,453	(6)	$123	(7)	$75,000
Kevin Gadawski	$100,000		$368	(8)	$100,348
Michael Margolies	$0		$75,000	(9)	$75,000
Jeffrey R. Smith	$250,000	(10)	$12,818	(11)	$262,818

(1) Effective February 5, 2013, Messrs. Kenmure, Mahaney, and Stevens resigned as directors of the Company.

(2) This amount represents salary paid pursuant to the employment agreement described below.

(3) This amount consists of compensation for insurance premiums of $4,344 for Mr. Kenmure and his family.

(4) This amount represents salary and commission paid pursuant to the employment agreement described below and annual bonus of which $61,015 remained accrued but unpaid.

(5) This amount consists of compensation for insurance premiums of $123 for Mr. Mahaney and his family.

(6) This amount represents salary and commission paid pursuant to the employment agreement described below.

(7) This amount consists of compensation for insurance premiums of $123 for Mr. Stevens and his family.

(8) This amount consists of compensation for insurance premiums of $368 for Mr. Gadawski and his family.

(9) This amount represents fees paid to an entity controlled by Mr. Margolies for investor relation services.

(10) Of Mr. Smith’s salary, 53,994 shares of stock valued at $16,667 were issued in lieu of cash.

(11) This amount consists of compensation for health insurance premiums of $4,418 for Mr. Smith and his family and car allowance of $8,400.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has not adopted a compensation policy for directors.

On February 7, 2013, we entered into a letter agreement dated February 5, 2013, with Mr. Gadawski employing him as Interim Chief Operating Officer and Interim Chief Financial Officer of the Company.  Pursuant to the terms of the letter agreement, we have agreed to pay Mr. Gadawski $20,000 per month as a base salary for his services, plus health care benefits as provided to the Company’s other executives.  The letter agreement is terminable by either party at will.

Effective November 1, 2011, in connection with our acquisition of Iowa Mortgage Professionals, Inc., we entered into an employment agreement with Randal Stevens.  The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the IMP in excess of $400,000 annual profits earned. On March 1, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional bonus opportunities based on production. A revised agreement has not been executed. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers.

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

On July 1, 2011, in connection with our acquisition of Brookside Mortgage, LLC, we entered into an employment agreement with Greg Mahaney to manage the Oklahoma branch formerly operated by Brookside.  The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. Mr. Mahaney remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional bonus opportunities based on production. A revised agreement has not been executed.

Mr. Smith has an employment agreement that was initially executed in February 2011 with terms that go through December 31, 2013.  Mr. Smith’s employment agreement is with our parent company and our wholly owned subsidiary.  During the term of his employment agreement, Mr. Smith has also agreed to serve as Executive Vice-President of PSM Holdings, Inc. for no additional compensation.  The term of the agreement is for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice is given by either party.  The annual base salary of Mr. Smith is $200,000.  Mr. Smith is entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  Mr. Smith will also receive health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminate either agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay the terminated party the balance of his annual base salary for the remaining term of the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock as of September 30, 2013 of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Jeffrey R. Smith 5900 Mosteller Drive Oklahoma City, OK 73112	5,368,791	(2)	17.10%

Ron Hanna 5900 Mosteller Drive Oklahoma City, OK 73112	3,936,758	(3)	12.54%

Kevin Gadawski	317,870	(4)	1.07%
5900 Mosteller Drive
Oklahoma City, OK 73112

Michael Margolies	9,945,630	(5)	25.28%
5900 Mosteller Drive Oklahoma City, OK 73112

Edward Kenmure 5900 Mosteller Drive Oklahoma City, OK 73112	1,765,595		6.01%

James C. Miller 5900 Mosteller Drive Oklahoma City, OK 73112	1,000,000	(6)	3.40%

James Pulsipher 5900 Mosteller Drive Oklahoma City, OK 73112	1,567,210	(7)	5.31%

Jared Peterson 5900 Mosteller Drive Oklahoma City, OK 73112	914,254	(8)	3.01%

Executive Officers and Directors as a Group (11 Persons)	26,637,989		79.91%

Cindy Smith 5900 Mosteller Drive Oklahoma City, OK 73112	5,368,791	(9)	17.10%

LB Merchant PSMH-1, LLC(10) 455 NE D-337 Delray Beach, FL 33483	9,250,000	(11)	23.93%

(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  As of September 30, 2013, we had 29,402,024 shares outstanding.

(2) Includes 70,000 shares owned by companies controlled by Mr. Smith and for which he has 50% of the voting and investment power.  Also includes 1,960,000 shares owned by Cindy Smith, his wife, 347,801 shares held in his brokerage account, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Smith.

(3) Includes 15,000 shares held by a company owned by Mr. Hanna and for which he has sole voting and investment power, 401,112 held in a brokerage account, 1,084,144 held by other stockholders but Mr. Hanna has voting control, and 2,000,000 shares issuable upon exercise of warrants held by Mr. Hanna.

(4) Includes 317,870 issuable upon the exercise of warrants held by Mr. Gadawski.

(5) Includes 695,630 shares issuable upon the exercise of warrants held by Mr. Margolies as well as 9,250,000 shares issuable upon conversion of the Series A Preferred Stock for which entity Mr. Margolies is managing member.

(6) Includes 1,000,000 shares held by a trust for the benefit of Mr. Miller and for which he is a trustee.

(7) Includes 100,000 shares issuable upon exercise of warrants held by Mr. Pulsipher.

(8) Includes 200,000 shares issuable upon exercise of warrants held by Mr. Peterson, 250,000 shares held in an IRA, and 11,250 shares held in a brokerage account.

(9) Includes 3,368,791 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings.

(10) Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-1,LLC.

(11) Includes 9,250,000 shares issuable upon conversion of the Series A Preferred Stock.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2013, certain information with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b) (c)
Equity compensation plans approved by security holders	275,000		$0.37	4,542,897	(1)
Equity compensation plans not approved by security holders	6,374,328	(2)	$0.90	-
Total	6,649,328		$0.88	4,542,897

(1)

Our 2012 Stock Incentive Plan authorizes the granting of up to 6,000,000 common shares, either as stock options or restricted stock grants.  As of June 30, 2013, we had granted and issued 1,182,103 common shares and 275,000 options under the plan leaving a total of 4,542,897 available for future issuance.

(2)	Represents warrants granted to officers, employees and stockholders as of June 30, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 24, 2008, we entered into a revolving line of credit with Jeffrey R. Smith, who at the time was our President and is presently our Executive Vice-President, for up to $100,000 which was increased to $120,000 on January 28, 2009.  The interest rate of the loan was tied to the prime lending rate set by Citibank in New York City, minus 0.76%.  The loan was evidenced by a promissory note, the interest on which was due monthly and the principal of which was due and payable on or before January 23, 2013.  No amounts were outstanding on the loan at June 30, 2013 or June 30, 2012.  No interest payments were made during the year ended June 30, 2013, while interest amounting to $681 was paid during the year ended June 30, 2012. This loan was paid in full on October 5, 2011.

The Company leases an office space in a building that is 100% owned by James Pulsipher. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the years ended June 30, 2013 and 2012 were $268,066 and $206,205, respectively.

On February 5, 2013, LB Merchant PSMH-1, LLC purchased 3,700 shares of the Company’s Series A 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series A Preferred Stock”). Michael Margolies, a director of the Company is a principal of LB Merchant PSMH-1, LLC.

James Miller, a director of the Company is a principal stockholder of CBB, Inc., a management company of American Southwest Mortgage. American Southwest Mortgage provides two revolving warehouse lines of credit to the Company.

Randal Stevens is the principal of a third party processing company that provides processing services for loans funded in our Iowa branch. The per file fees charged are believed to be under market pricing. The fees are paid by the borrower at closing and our not paid directly by the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2013 and 2012.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2013 and 2012, were $168,250 and $42,882, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2013 and 2012.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2013 and 2012 were $6,382 and $5,380.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2013 and 2012.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2013 and 2012

Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement and Plan of Merger with UCMC dated March 9, 2011	8-K	333-151807	2.1	3/11/11
2.2	Agreement and Plan of Merger with Brookside dated June 9, 2011	8-K	333-151807	2.1	6/10/11
2.3	Agreement and Plan of Merger with Founders dated June 30, 2011	8-K	333-151807	2.1	7/7/11
2.4	Agreement and Plan of Merger with Fidelity dated August 8, 2011	8-K	333-151807	2.1	8/12/11
2.5	Agreement and Plan of Merger with Iowa Mortgage Professionals dated October 13, 2011	8-K	333-151807	2.1	10/19/11
3.1	Delaware Certificate of Incorporation	8-K	333-151807	3.1	1/4/12
3.2	Current Bylaws	8-K	333-151807	3.2	1/4/12
3.3	Delaware Certificate of Merger	8-K	333-151807	3.3	1/4/12
3.4	Nevada Articles of Merger	8-K	333-151807	3.4	1/4/12
3.5	Certificate of Designations of Series A Convertible Preferred Stock of the Company	8-K	333-151807	3.1	2/7/13
3.6	Certificate of Designations of Series B Convertible Preferred Stock of the Company	8-K	333-151807	3.2	2/7/13
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3	2012 Stock Incentive Plan	8-K	333-151807	4.1	12/15/11
10.1	2012 Stock Incentive Plan grant form	10-K	333-151807	10.2	10/15/12
10.2	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.3	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.4	Amendment to Promissory Note with Nationwide By Owner Inc. dated September 12, 2012	10-K	333-151807	10.6	10/15/12
10.5	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.6*	Warrant certificate dated February 26, 2010, in the name of Jeffrey R. Smith for 2,000,000 warrants	10-Q	333-151807	99.1	5/17/10
10.7*	Warrant certificate dated February 26, 2010, in the name of Ron Hanna for 2,000,000 warrants	10-Q	333-151807	99.2	5/17/10
10.8*	Employment agreement with Ron Hanna dated February 25, 2011	8-K	333-151807	99.1	3/1/11
10.9*	Employment agreement with Jeffrey R. Smith dated February 25, 2011	8-K	333-151807	99.2	3/1/11
10.10*	Employment agreement with Edward Kenmure III dated March 15, 2011	8-K	333-151807	99.1	3/17/11
10.11	Employment agreement with Greg Mahaney dated July 1, 2011	8-K	333-151807	99.1	7/13/11
10.12*	Employment Agreement with Randal C. Stevens dated November 1, 2011	8-K	333-151807	99.1	1/20/12

10.13*	Employment Agreement with James Pulsipher dated August 8, 2011	8-K	333-151807	99.2	1/20/12
10.14*	James Pulsipher Employment Agreement, as amended	10-Q	333-151807	10.1	5/15/13
10.15*	Subscription Agreement dated July 25, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
10.16*	Warrant Agreement dated August 18, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
10.17*	Jared Peterson Employment Agreement, as amended	10-Q	333-151807	10.2	5/15/13
10.18*	Letter Agreement dated February 5, 2013, with Kevin Gadawski	8-K	333-151807	99.1	2/13/13
10.19*	Independent Contactor Agreement dated February 5, 2013, with LB Consulting LLC	8-K	333-151807	99.2	2/13/13
10.20	Stock Purchase Agreement, dated February 4, 2013	8-K	333-151807	99.1	2/7/13
10.21	Form of Warrant dated February 5, 2013	8-K	333-151807	99.2	2/7/13
10.22	Lease Agreement for Principal Offices Dated April 8, 2013					X
10.23	Fidelity Lease Agreement Dated September 1, 2010					X
14.1	Code of Ethics	10-K	333-151807	14.1	9/28/10
21.1	List of Subsidiaries	10-K	333-151807	21.1	10/15/12
23.1	Consent of Accounting & Consulting Group, LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.
Date: September 30, 2013	By:	/s/ Kevin J. Gadawski
Kevin Gadawski, President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Kevin J. Gadawski	Director, CEO, President, & CFO	September 30, 2013
Kevin Gadawski	(Principal Executive, Financial, and Accounting Officer)

/s/ Jeffrey R. Smith	Director, Executive Vice-President	September 30, 2013
Jeffrey R. Smith

/s/ Michael Margolies	Director	September 30, 2013
Michael Margolies

/s/ James C. Miller	Director	September 30, 2013
James C. Miller

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of PSM Holdings, Inc. and Subsidiary

Oklahoma city, Oklahoma

We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Delaware corporation) and Subsidiaries (the “Company”), as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two year period ended June 30, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As further described in Note 16 - Industry Risks, the Company is experiencing significant risks associated with its operation in the mortgage industry. Although the Company is making efforts to consolidate operations, cut costs and increase revenue, the Company  cannot predict with certainty that it will perform at a level necessary to obtain profitability in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/Accounting & Consulting Group, LLP

Certified Public Accountants

Carlsbad, New Mexico

September 27, 2013

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
Current Assets:
Cash & cash equivalents	$4,515,618	$355,421
Accounts receivable, net	885,077	1,011,635
Loans held for sale	17,702,492	18,204,525
Prepaid expenses	161,717	444,743
Other assets	5,334	2,695
Total current assets	23,270,238	20,019,019

Property and equipment, net	490,293	468,650

Restricted cash	500,000	-
Loan receivable	88,898	88,898
Employee advances	33,930	144,235
Notes receivable	-	360,000
Intangible assets, net of accumulated amortization, June 30, 2013 - $607,363 and June 30, 2012 - $462,109	3,492,172	3,637,424
Security deposits	26,486	11,968

Total Assets	$27,902,017	$24,730,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$503,895	$765,826
Warehouse lines of credit payable	17,670,412	18,122,902
Notes Payable	35,038	-
Dividend Payable	85,500	-
Accrued liabilities	1,418,996	697,116
Total current liabilities	19,713,841	19,585,844

Long-term Liabilities:
Due to related party	-	100,000
Total long-term liabilities	-	100,000

Total Liabilities	19,713,841	19,685,844

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 and 0 shares issued and outstanding at June 30, 2013 and June 30, 2012	4	-
Convertible Series B, 2,000 and 0 shares issued and outstanding at June 30, 2013 and June 30, 2012	2	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 29,402,024 and 29,638,450 shares issued and outstanding at June 30, 2013 and June 30, 2012	29,402	29,638
Treasury stock, at cost: shares held 21,600 at June 30, 2013 and June 30, 2012	(22,747)	(22,747)
Additional paid in capital	23,204,207	18,258,884
Accumulated deficit	(15,022,692)	(13,221,425)
Total Stockholders' Equity	8,188,176	5,044,350

Total Liabilities and Stockholders' Equity	$27,902,017	$24,730,194

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2013	2012

Revenues	$21,872,967	$13,956,200

Operating expenses
Selling, general & administrative	23,456,518	17,178,204
Depreciation and amortization	245,526	239,395
Total operating expenses	23,702,044	17,417,599

Loss from operations	(1,829,077)	(3,461,399)

Non-operating income (expense):
Interest expense	(6,886)	(8,133)
Interest and dividend	12,850	11,422
Other Income	21,846	97,322
Total non-operating income (expense)	27,810	100,611

Loss from continuing operations before income tax	(1,801,267)	(3,360,788)

Provision for income tax	-	-

Net loss	$(1,801,267)	$(3,360,788)

Preferred stock dividends	(138,700)	-

Deemed dividend on beneficial conversion of preferred stock	(142,500)	-

Net loss available to common stocholders’	$(2,082,467)	$(3,360,788)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.07)	$(0.11)

Weighted average shares of share capital outstanding - basic & diluted	29,350,116	30,379,898

Weighted average number of shares used to compute basic and diluted loss per share for the year ended June 30, 2013 and 2012 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid in	Treasury	Unrealized Gain	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stock	(Loss)	Deficit	Equity
Balance - June 30, 2011	18,614,159	18,614	-	-	11,281,710	(22,747)	-	(9,860,637)	1,416,940

Sale of stock for cash	1,234,328	$1,234	-	-	$924,504	$-	$-	$-	$925,738
Exercise of warrants	1,000,000	1,000	-	-	499,000	-	-	-	500,000
Shares issued to officers/directors in lieu of compensation	130,031	130	-	-	72,787	-	-	-	72,917
Shares issued to officers/directors as bonus	61,534	62	-	-	19,014	-	-	-	19,076
Stock issuance to employees in lieu of compensation	284,923	285	-	-	176,477	-	-	-	176,762
Stock issuance to employees as bonus	1,539,176	1,539	-	-	1,107,469	-	-	-	1,109,009
Acquisition of Brookside	925,504	925	-	-	806,928	-	-	-	807,853
Acquisition of Founders	250,000	250	-	-	224,750	-	-	-	225,000
Acquisition of Fidelity	1,785,714	1,786	-	-	1,248,214	-	-	-	1,250,000
Acquisition of IMP	1,285,714	1,286	-	-	680,142	-	-	-	681,428
Stock issuance to consultants for services	2,527,367	2,527	-	-	1,217,888	-	-	-	1,220,416
Net loss	-	-	-	-	-	-	-	$(3,360,788)	(3,360,788)
Balance - June 30, 2012	29,638,450	$29,638			$18,258,884	$(22,747)	$-	$(13,221,425)	$5,044,350

Stock cancelled issued to consultants for services	-	-	-	-	(204,714)	-	-	-	(204,714)
Cancellation of stock issued to consultants	(637,498)	(637)	-	-	637	-	-	-	-
Cancellation of stock issued to IMP employees	(16,000)	(16)	-	-	(12,784)	-	-	-	(12,800)
Stock issued to employees as bonus	179,500	180	-	-	62,645	-	-	-	62,825
Stock issued to employees in lieu of cash	210,575	211	-	-	51,789	-	-	-	52,000
Stock issued to a consultant in lieu of cash	26,997	27	-	-	6,640	-	-	-	6,667
Issuance of Preferred Stock	-	-	5,700	6	5,842,494	-	-	-	5,842,500
Transaction costs on capital raise	-	-	-	-	(527,959)	-	-	-	(527,959)
Preferred stock dividends	-	-	-	-	(138,700)	-	-	-	(138,700)
Deemed dividend on beneficial conversion of preferred stock	-	-	-	-	(142,500)	-	-	-	(142,500)
Compensation expense related to employee stock options	-	-	-	-	7,775	-	-	-	7,775
Net loss	-	-	-	-	-	-	-	(1,801,267)	(1,801,267)
Balance - June 30, 2013	29,402,024	$29,402	5,700	6	$23,204,207	$(22,747)	$-	$(15,022,692)	$8,188,176

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,801,267)	$(3,360,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	470,305	90,433
Depreciation and amortization	245,526	239,395
Share based payment awards	57,801	1,377,763
Stock issued to third parties for services	(198,048)	1,220,415
Stock issued as compensation	52,000	-
(Increase) decrease in current assets
Accounts receivable	176,001	(1,071,132)
Prepaid expenses	283,025	(252,743)
Other current assets	(2,639)	27,209
Increase (decrease) in current liabilities:
Accounts payable	(261,931)	607,614
Accrued liabilities	721,982	648,043
Accrued stock payable	-	(778,000)
Net cash used in operating activities	(257,245)	(1,251,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121,914)	(2,992)
Cash proceeds from sale of assets	-	850
Cash received as part of acquisition	-	170,000
Cash received from employee advances	-	7,921
Cash (paid) received for security deposits	(14,517)	4,225
Net cash (used in) provided by investing activities	(136,431)	180,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	5,172,035	925,738
Cash paid for Preferred dividends	(53,200)	-
Cash proceeds from short term financing	35,038	-
Cash proceeds from exercise of warrants	-	500,000
Cash proceeds on loan from related party	-	100,000
Cash payments on loan from related party	(100,000)	(120,000)
Net cash provided by financing activities	5,053,873	1,405,738

NET INCREASE IN CASH & CASH EQUIVALENTS	4,660,197	333,951

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	355,421	21,470
CASH & CASH EQUIVALENTS PRESENTED IN THE END OF YEAR BALANCE SHEET AS:
CASH & CASH EQUIVALENTS	4,515,618
CASH RESTRICTED FOR SURETY BONDS	500,000
CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,015,618	$355,421

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

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

Business Activity

PSM Holdings, Inc. (the “Company” or “PSMH”) originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 90% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). The company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and Nationwide by Owner, Inc. account for the balance of loan applications.

PrimeSource Mortgage, Inc., a wholly-owned subsidiary of PSM Holdings, Inc., was incorporated February 15, 1991 under the laws of the State of Texas. PrimeSource Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. On March 15, 2011, PrimeSource Mortgage Inc. completed the acquisition of United Community Mortgage Corp. (“UCMC”), a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc.

On March 16, 2011, the Company completed its acquisition of UCMC and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc. The Company purchased all the tangible assets, and all of the issued and outstanding shares of UCMC common stock and preferred stock, in exchange for 2,392,858 shares of the Company’s Common Stock valued at $1,675,000. The Company recorded intangible assets amounting to $1,087,432 as a result of this acquisition.

On June 9, 2011, UCMC entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”). The merger transaction closed effective July 1, 2011, and at the closing, Brookside merged into UCMC. The stockholders of Brookside received a total consideration of 925,504 shares of the Company’s Common Stock, as adjusted, valued at $807,853 in exchange for all outstanding stock as consideration for acquisition of Brookside.  Post closing, one of the principal owners of Brookside was elected to the Company’s Board of Directors.

On June 30, 2011, UCMC entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). The merger transaction closed effective July 1, 2011 and at the closing, Founders merged into UCMC.  The stockholders of Founders received a total consideration of 250,000 shares of the Company’s Common Stock, as adjusted, valued at $225,000 in exchange for all outstanding stock as consideration for acquisition of Founders. On July 6, 2011, the Company issued 250,000 shares of its Common Stock to the stockholders of Founders.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

On August 8, 2011, UCMC entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). The merger transaction closed effective August 1, 2011 and at the closing, Fidelity merged into UCMC. The stockholders of Fidelity received a total consideration of 1,785,714 shares of the Company’s Common Stock, as adjusted, valued at $1,250,000 in exchange for all outstanding stock as consideration for acquisition of Fidelity.  In January 2012, the principal owner of Fidelity was elected to the Company’s Board of Directors.

On October 13, 2011, UCMC entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”). The merger transaction closed effective November 1, 2011 and at the closing IMP merged into UCMC. The stockholder of IMP received 1,285,714 shares of the Company’s Common Stock valued at $681,428 in exchange for all outstanding stock of IMP as consideration for acquisition of IMP.  In January 2012, the principal owner of IMP was elected to the Company’s Board of Directors.

The Company currently operates and is licensed in the following states: Arkansas, California, Colorado, Florida, Illinois, Iowa, Kansas, Kentucky, Missouri, Montana, Nebraska, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin and has started the application process in additional states throughout the United States.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH's wholly-owned subsidiary Prime Source Mortgage, Inc.. All material intercompany transactions have been eliminated in the consolidation.

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

Restricted Cash

The Company has certain cash balances set aside as collateral to secure various bonds required pursuant to the licensing requirements in some of the states we conduct business in.

Accounts Receivable

Accounts receivable represent commissions earned and fees charged on closed loans that the Company has not received. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts.

Employee Advances, Note and Loan Receivable

Employee advances, note and loan receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Loans Held For Sale

The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which we did not elect the fair value option. As of June 30, 2013, there was one loan which funded in May 2013 that we have been unable to sell to an investor. The loan balance is $140,000 and the borrower has been making all scheduled payments as due. Management believes that after a short seasoning period, the loan will be salable and the Company will take necessary steps to sell that loan, which may include a refinancing of the loan balance. This loan is not considered impaired and is being carried on the balance sheet at market value. No such loans existed in the prior year.

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

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. Prepaid expenses consist of prepaid insurance, rents and prepaid investor relations services provided by outside consultants and amounted to $161,718 and $444,743 at June 30, 2013 and 2012, respectively.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $958,306 and $600,321 for the years ended June 30, 2013 and 2012, respectively.

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 16 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue from the override fees is recognized as earned when the loan is sold off of the warehouse line.

Compensated Absences

The Company records an accrual for accrued vacation at each period end. Other compensated absences are expensed as incurred.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 78% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts for the years ended June 30, 2013 and 2012.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2013	June 30, 2012
Fixtures and equipment	$1,683,732	$1,561,818
Less: Accumulated depreciation	(1,193,439)	(1,093,168)
Property and equipment, net	$490,293	$468,650

Depreciation expense for the years ended June 30, 2013 and 2012 was $100,271 and $94,141, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at June 30, 2013 and 2012 consist of:

	June 30, 2013	June 30, 2012
Supplemental Cash Flow Disclosures:
Cash paid for interest	$6,886	$8,133
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Acquisitions of Brookside, Founders, Fidelity and IMP (2012):
Accounts receivable	$-	$(49,617)
Other assets	-	(25,702)
Property and equipment, net	-	(535,328)
Notes receivable	-	-
Employee advances	-	22,174)
Intangible assets	-	(2,187,105)
Security deposits	-	(7,818)
Accounts payable	-	23,417
Accrued expenses	-	10,046
Common stock	-	4,122
Additional paid in capital	-	2,872,306
	-
Stock issued to employees and officers in lieu of compensation	$52,000	$268,755
Stock issued to employees as bonus	$57,801	$1,109,008
Stock issued to consultants for services	$(198,048)	$1,220,415

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. For year ended June 30, 2013 the Company recorded compensation expense of $100,000. On August 28, 2013, upon the resignation of the Company’s former President and Chief Executive Officer, this individual assumed the role of President and Chief Executive Officer.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. For the years ended June 30, 2013 and 2012, the Company recorded (i) $250,000 and $200,000 in compensation expense, of which $16,667 and $33,333 were paid in stock amounting to 53,994 and 59,589 shares for the years ended June 30, 2013 and 2012, respectively (ii) recorded $8,400 and $7,700 in car allowance, and (iii) $4,418 and $8,693 in life and health insurance benefits. In addition, for the year ended June 30, 2012, the Company issued 38,459 shares of its Common Stock valued at $11,922 as bonus to the officer. The common shares were valued at their fair value on the date of issuance.

The Company leased office space in an office building that was 100% owned by an LLC whose members were the Company’s Executive Vice-President and his immediate family. The officer sold the office building to a third party on July 1, 2012. The terms of the operating lease under the lease agreement were on a month-to-month basis. Total rents paid for the office lease for the year ended June 30, 2013 and 2012 were $0 and $41,039, respectively.

In 2008, the Company entered into an unsecured revolving line of credit arrangement with this officer to borrow funds for up to $120,000. The term of the credit arrangement is for five years at an adjustable interest rate of the Prime Rate minus 0.76%. There were no amounts outstanding on this line of credit at either June 30, 2013 or June 30, 2012. Interest paid to the officer for borrowings under the revolving line of credit arrangements amounted to $0 and $681 for the years ended June 30, 2013 and 2012, respectively.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of Agreement. For the years ended June 30, 2013 and 2012, the Company recorded (i) $243,750 and $237,500 in compensation expense, of which $18,750 and $39,583 were paid in stock amounting to 67,492 and 70,442 shares for the years ended June 30, 2013 and 2012, respectively (ii) recorded $9,000 and $9,000 in car allowance, and (iii) $4,418 and $6,323 in life and health insurance benefits. In addition, for the year ended June 30, 2012, the Company issued 23,075 shares of its Common Stock valued at $7,153 as bonus to the officer. The common shares were valued at their fair value on the date of issuance. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director.

Other Directors

On February 7, 2013, the Company entered into a two year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the year ended June 30, 2013, the Company recorded consulting expense of $75,000 relating to this agreement.

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of June 30, 2013 and June 30, 2012 amounted to $15,688,725 and $13,168,557 which were offset by $15,688,725 and $13,168,557 of funding receivables as of June 30, 2013 and June 30, 2012, respectively (See Note 9).

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $124,469 and $123,188 for the years ended June 30, 2013 and 2012, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $194,256 and $120,092 for the years ended June 30, 2013 and 2012, respectively.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $1,188,058 and $463,666 for the years ended June 30, 2013 and 2012, respectively.

The Company leases an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the years ended June 30, 2013 and 2012 were $268,066 and $206,205, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of IMP. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the IMP in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $169,453 and $70,000 in bonus and over-ride commissions for the years ended June 30, 2013 and 2012, respectively.

On March 29, 2012, a management company this individual is a principal of provided a revolving line of credit to the Company in the amount of $100,000. The line of credit was unsecured, bears a 6% annual rate of interest and was due on March 20, 2013. Upon maturity in March 2013, the line of credit was not renewed.

This individual is the principal of a third party processing company that provides processing services for loans funded in our Iowa branch. The per file fees charged are believed to be under market pricing. The fees are paid by the borrower at closing and are not paid directly by the Company.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $905,924 and $468,864 for the years ended June 30, 2013 and 2012, respectively. Of the $905,924, $370,249 remained accrued but unpaid at June 30, 2013.

Loan Receivable

Loan receivable from a related party as of June 30, 2013 and 2012 consists of:

	Original loan	Balance due June 30, 2013	Balance due June 30, 2012
Secured loans to Nationwide bearing annual interest at 6% with no defined payment terms	$167,000	$88,898	$88,898

Accrued interest due from Nationwide	-	5,334	-
	$167,000	$94,232	$88,898
Less allowance for uncollectible amounts	-	-	-
	$167,000	$94,232	$88,898

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to September 30, 2013. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $5,334 and $8,505 from the loan receivable from Nationwide for the years ended June 30, 2013 and 2012, respectively. The Company has also recorded an expense of $10,693 for the consulting and management advisory services provided to the Company by Nationwide for the year ended June 30, 2012. No such services were provided for the year ended June 30, 2013.

The Company conducted business with the Farmington, New Mexico Branch office which is operated by a former director of the Company. Commissions recorded as expense under the branch agreement for the years ended June 30, 2013 and 2012 were $59,379 and $106,102, respectively. At June 30, 2013 and 2012, the Company owed $0 to the Farmington Branch in commissions payable. This director resigned from the Board on January 3, 2012 to concentrate on expanding his branch operations.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of this note. As such, the company did not record any interest for the six months ended June 30, 2013 and has reserved 100% of the outstanding balance as uncollectible as of June 30, 2013.

On December 31, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from a portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. Two of these individuals have not been active in closing new loans, and thus substantial doubt exists about the ultimate collectability of the amounts due from these individuals. The Company increased the allowance for uncollectible advances to $158,664 as of June 30, 2013 (allowance was $33,862 as June 30, 2012). During the year ended June 30, 2013, the Company received $690 in cash payments on the outstanding employee advance.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

NOTE 7 – ACQUISITION OF ENTITIES

Brookside Mortgage, LLC

On June 9, 2011, the Company entered into an Agreement and Plan of Merger with Brookside Mortgage, LLC, an Oklahoma limited liability company (“Brookside”). At the closing, Brookside merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The stockholders of Brookside received a total of 800,000 shares of the Company’s Common Stock valued at $720,000, as adjusted, in exchange for all the outstanding stock of Brookside. The Common Stock issued was valued at the fair value of the stock on the date of closing. Additionally, as per the transaction documents, the Company issued an additional 125,504 shares on May 16, 2012, valued at $87,853 to cover any tax liability incurred by the former stockholders of Brookside. The common shares issued to the stockholders of Brookside have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Founders Mortgage, LLC

On June 30, 2011, the Company entered into an Agreement and Plan of Merger with Founders Mortgage, LLC, a Missouri limited liability company (“Founders”). At closing, Founders merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective July 1, 2011. The stockholder of Founders received 250,000 shares of the Company’s Common Stock valued at $225,000 in exchange for all of the outstanding stock of Founders. The Common Stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the stockholder of Founders have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$90,000
Employee advances	12,044
Office Equipment	37,387
Security deposits	4,375
Other assets	1,083
144,889
Liabilities assumed	-
Net assets acquired	144,889
Intangible asset – Customer List	80,111
Total consideration paid	$225,000

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Fidelity Mortgage Company

On August 8, 2011, the Company entered into an Agreement and Plan of Merger with Fidelity Mortgage Company, a Colorado corporation (“Fidelity”). At the closing, Fidelity merged into United Community Mortgage Corp., a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary. The merger transaction closed effective August 1, 2011. On August 8, 2011, the closing was held for the Merger Agreement with Fidelity. The stockholders of Fidelity received 1,785,714 shares of the Company’s Common Stock valued at $1,250,000 in the merger transaction in exchange for all the outstanding stock of Fidelity. The Common Stock issued was valued at the fair value of the stock on the date of closing. The common shares issued to the principal stockholders of Fidelity have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on August 1, 2011:

Accounts receivable	$40,929
Furniture and equipment, net	349,739
390,668
Liabilities assumed	-
Net assets acquired	390,668
Goodwill	859,332
Total consideration paid	$1,250,000

Iowa Mortgage Professionals, Inc.

On October 18, 2011, the Company entered into an Agreement and Plan of Merger with Iowa Mortgage Professionals, Inc., an Iowa corporation (“IMP”).  At the closing, IMP merged into United Community Mortgage Corporation, a wholly-owned subsidiary of PrimeSource Mortgage, Inc., which is our wholly-owned subsidiary.  The merger transaction closed effective November 1, 2011. On November 1, 2011, the closing was held for the Merger Agreement with IMP.  The stockholder of IMP received 1,285,714 shares of the Company’s Common Stock valued at $681,428 in the merger transaction in exchange for all the outstanding stock of IMP.  The Common Stock issued was valued at the fair value of the stock on the date of closing.  The common shares issued to the principal stockholder of IMP have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Estimated fair value of the assets acquired on November 1, 2011:

Cash and cash equivalents	$50,000
Other current assets	3,383
Furniture and equipment, net	70,852
124,235
Liabilities assumed	(7,487)
Net assets acquired	116,748
Goodwill	564,680
Total consideration paid	$681,428

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders, Fidelity, and IMP (“Acquirees”) as adjusted, recorded in the accompanying financial statements at June 30, 2013 and 2012, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained full control of the operations of the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through June 30, 2013

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus, identifiable intangible assets, customer lists and goodwill were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at June 30, 2013.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

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

The Company recorded the assets acquired at their fair value in the accompanying financial statements as of June 30, 2013 and 2012. The value of the shares issued by the Company in connection with the acquisition of UCMC exceeded the fair value of the net assets acquired. The purchase price allocation for UCMC is based on management’s estimates and overall industry experience relating to acquiring a licensed mortgage broker with “Full Eagle” status in the states of New York and New Jersey. Immediately after the execution of the definitive agreement, the Company obtained effective control over UCMC. Accordingly, the operating results of UCMC have been consolidated with those of the Company starting March 16, 2011.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2013	June 30, 2011
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,023	$495,023
Nationwide License	824,999	824,999
	$1,320,022	$1,320,022
Less: accumulated amortization	(607,363)	(462,110)
Total	$712,659	$857,912

Total Intangible Assets, net	$3,492,171	$3,637,424

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of its attaining Full Eagle status. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of June 30, 2013.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of 3 to 8 years. Amortization expense recorded for the years ended June 30, 2013 and 2012 was $86,325 and $86,325, respectively. Management re-evaluated the amortization period of Customer List and increased the amortization period from 5 to 8 years based upon the Company’s historical experience with returning clients obtaining loans for funding new purchases and refinances. Amortization expense to be recognized for the years ending June 30, 2014 to 2019 are $86,325, $49,151, $47,209, $47,209, $47,209 and $35,490, respectively.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of providing proprietary technology to generate leads. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PrimeSource Mortgage, Inc. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of PSM Holdings, Inc. stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the years ended June 30, 2013 and 2012 was $58,929. Amortization expense to be recognized for each of the years ending June 30, 2014 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,652.

NOTE 9 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of June 30, 2013 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of June 30, 2013 was $8,832,537;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2014. This line of credit did not have an outstanding balance as of June 30, 2013;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 6% per annum. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of June 30, 2014 was $1,791,555;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to 3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of June 30, 2013 was $190,132; and

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of June 30, 2013 was $6,856,188.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid within 5 to 7 days when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $17,670,412 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $17,702,492 from the third party investors as of June 30, 2013. The Company has recorded the amounts receivable against the loans amounting to $17,702,492 and related liability against the lines of credit of $17,670,412 in the accompanying financial statements as of June 30, 2013.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2013	June 30, 2012
Credit card charges	$19,876	$61,069
Accrued payroll	1,200,448	610,827
Other liabilities	198,672	25,220
	$1,418,996	$697,116

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at June 30, 2013 was 100,000,000 authorized common shares and 10,000,000 authorized Preferred shares, both with a par value of $0.001 per share.

Preferred Stock Issuance

On February 4, 2013, the Company entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and with an institutional investor for sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and any issuances of stock, other than per the 2012 incentive plan, which are below the inital conversion price) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 14,250,000 shares of Common Stock to the holders of the Preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The quarterly dividends amount to $85,500 per quarter. The closing of the SPA occurred on February 5, 2013.

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of the Company’s Common Stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%. In addition to the Warrants, the Company paid $456,000 to the Placement Agent for placement agent fees.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Pursuant to the SPA, the Company granted the Purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the Preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registerable securities or the Series B registerable securities, as provided in the SPA.

Following is the status of the share based payment plans during the year ended June 30, 2013 and 2012:

2012 Stock Option/Stock Issuance Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. During the year ended June 30, 2013, the Company granted 417,072 shares of Common Stock valued at $121,492 to the officers and a consultant in lieu of cash compensation and to employees as bonus.

On April 12, 2013, the Company issued 25,000 options to a consultant for services rendered. The options were valued at $5,314 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 132%, 3 year term and dividend yield of 0%.

On May 13, 2013, the Company issued 250,000 options to their President of West Coast Operations. The options were valued at $47,551 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 118%, 3 year term and dividend yield of 0%.

As of June 30, 2013, the Company has granted 1,182,103 shares of Common Stock valued at $568,429 to employees and a consultant under 2012 Plan and 4,542,897 common shares remained unissued and available for future issuances.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of Common Stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of June 30, 2013, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Stock Issued for Acquisitions

On July 6, 2011, the Company issued 1,050,000 shares of restricted Common Stock valued at $945,000 for acquisition of Brookside and Founders. The shares were issued to the stockholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction. On May 18, 2012, the Company issued 125,504 shares of restricted Common Stock valued at $87,853 to the stockholders of Brookside as additional consideration for their tax obligations as a result of the Company’s acquisition of Brookside pursuant to the terms of purchase agreement dated June 9, 2011. The Company recorded the additional consideration of $87,853 paid as goodwill in the accompanying financial statements as of June 30, 2012.

On August 18, 2011, the Company issued 1,785,714 shares of restricted Common Stock valued at $1,250,000 for acquisition of Fidelity. The shares were issued to the stockholders of Fidelity for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

On September 30, 2011, the Company issued 1,000,000 shares of its Common Stock to two accredited investors, one of which is a director of the Company, and received cash proceeds of $500,000 upon their exercise to purchase warrants at $0.50 per share.

On November 1, 2011, the Company issued 1,285,714 shares of restricted Common Stock valued at $681,428 for acquisition of IMP. The shares were issued to the stockholder of IMP for acquiring its 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction.

Total common shares issued and outstanding under all stock plans at June 30, 2013 were 29,402,024.

Warrant issuances

Pursuant to the Preferred Stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s Common Stock (the “Warrants”) to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of June 30, 2013.

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

On March 28, 2011, the Company granted 500,000 warrants to a director and 500,000 warrants to an accredited investor/stockholder in conjunction with purchasing 1,000,000 units at $0.50 per unit, each unit comprising of one common share and one warrant. The warrants were exercisable at any time through September 30, 2011. On September 30, 2011, the accredited investor and the director exercised 1,000,000 warrants and the Company received cash proceeds of $500,000.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

The Company has a total of 6,374,328 warrants outstanding as of June 30, 2013 at an exercise prices ranging between $0.44 and $1.00. The warrants have expiration dates ranging from September 1, 2014 through February 5, 2018.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2013 and 2012:

	2013	2012

Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense net of federal tax	(5.3%)	(5.3%)
Valuation allowance	39.3%	39.3%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2013 are as follows:

Deferred tax assets:
Net operating loss carry forward	$4,370,000
Total gross deferred tax assets	4,370,000
Less valuation allowance	(4,370,000)
Net deferred tax assets	$-

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

At June 30, 2013, the Company has accumulated deficit carry forwards of approximately $11,190,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2033. The net change in the valuation allowance during the years ended June 30, 2013 and 2012 was an increase of $824,000 and $1,321,000, respectively.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

The Company is not under examination for any open tax years.

NOTE 13 – COMMITMENTS

Nationwide By Owners License

The agreement between Nationwide and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two. Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms. Should the parties elect to take all or part of the bonus in Common Stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established. As agreed to by Nationwide and the Company, the National Processing Center has been delayed indefinitely while Nationwide rolls out its new product offering and strategy discussed below.

Also, pursuant to the agreement with Nationwide, the Company has committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States of America.

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the Nationwide license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the Nationwide opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 7% of the loans being derived from the Nationwide signs. However, management believes this number could grow significantly based on the new strategy and product offering available to the Company. Nationwide has dramatically evolved from their original model which focused solely on sale by owners.  The revised model is now focused around a consumer-centric Realtor model with a significant focus on Mobile technology tools and Social Media marketing strategies. Nationwide expanded its’ initial Smart Sign technology into a proprietary software called eNfoDeliveredTM, which is now a lead acquisition, lead development and lead delivery platform.  A second proprietary software called Path2Sell SystemsTM was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, admin and support.  While helping to add to a loan origination pipeline, Path2Sell SystemsTM allow a much greater focus on tools deliverable in each lending center/branch; tools specific to create greater leverage with local Realtor and home builder contacts.

The Company has developed a method to measure the value of the Nationwide license. The method is a computation based on revenue from new and existing branches and the incremental volume the Nationwide license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at June 30, 2013 and June 30, 2012.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease calls for an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $86,197. The leases expire between August 2013 and July 2018. Total rent expense recorded for the years ended June 30, 2013 and 2012 was $829,040 and $685,161 respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Total minimum lease commitments for branch offices and property and equipment leases at June 30, 2013 are as follows:

For the year ended June 30,	Amount
2014	$732,520
2015	578,918
2016	311,693
2017	183,318
2018	100,812
Total	$1,907,261

NOTE 14 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock has been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2013 and 2012 was 29,350,116 and 30,379,898, respectively. Loss per common share from continuing operations for the years ended June 30, 2013 and 2012 was $0.07 and $0.11, respectively.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

Other than cash which is determined using Level 1 inputs and intangible assets which were determined using level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at June 30, 2013 and 2012 are as follows:

	June 30, 2013		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,515,618	$4,515,618	$355,421	$355,421
Restricted cash	500,000	500,000	-	-
Accounts receivable	885,077	885,077	1,011,635	1,011,635
Loans held for sale	17,702,492	17,702,492	18,204,525	18,204,525
Prepaid expenses	161,717	161,717	444,743	444,743
Loan receivable	88,898	88,898	88,898	88,898
Notes receivable	-	-	360,000	360,000
Intangible Assets	3,492,172	3,492,172	3,637,424	3,637,424

Financial liabilities:
Accounts payable	$503,895	$503,895	$765,826	$765,826
Warehouse line of credit	17,670,412	17,670,412	18,122,902	18,122,902
Preferred dividends payable	85,500	85,500	-	-
Accrued liabilities	1,418,996	1,418,996	697,116	697,116
Due to a related party	-	-	100,000	100,000

NOTE 16 - INDUSTRY RISKS

The mortgage industry has gone through a significant change over the past four years. Foreclosures have caused a credit tightening, making qualifying for loans more difficult for many borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat. The historically low rates that the industry experienced during most of 2012 and 2013 had generated a significant volume of refinance business. In June of 2013, the rates took a noticeable uptick which likely will lead to less refinance business and more competitive pricing pressures for the remaining lenders. The impact of the changing rate environment on the Company’s operations cannot be determined with any certainty.

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2013 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Operations of the Company have been modified to ensure continued compliance with the new requirements. To keep up with the regulatory changes in the mortgage industry, the Company changed its growth strategy and attained Full Eagle status by acquiring UCMC, acquired four additional operating entities since July 2011 with past profitability performance, which required a significant investment of resources over the last two years to facilitate the acquisitions and their integration into the operations of the Company. Although every effort is being made to consolidate operations, cut costs and increase revenue, the Company cannot predict with certainty that these entities will perform at the same or better profitable level in the future based upon the consolidation and regulatory compliance in the mortgage and housing industry.

NOTE 17 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse lines of credit agreement with a mortgage banker whose Executive Vice President is a member of the Board of Directors of PSMH, for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of June 30, 2013 was $15,688,725.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

The Company recorded revenues of $17,500,123 from one customer whose Executive Vice President is a member of the Board of Directors of PSMH, which represented approximately 80% of the total revenues earned for the year ended June 30, 2013.

Concentration of Credit Risk

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010 through June 30, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. As of June 30, 2013, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued. Employment agreements in the ordinary course of business, other than those for Executive Officers or individuals considered related parties are not included in this disclosure.

Stock Option Grants

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 92.2%, 3 year term and dividend yield of 0%. These options have not been issued to this individual.

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 91.6%, 3 year term and dividend yield of 0%.

On September 5, 2013 the Company granted 350,000 options to various employees as a signing bonus. The options vest equally over three years and were valued at $84,714 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 97.8%, 3 year term and dividend yield of 0%.

New Offices

The Company opened two offices in California (Newport Beach and Murietta) and six offices in Kansas and Missouri.

Other

On August 28, 2013, the Company’s President, Chief Executive Officer and Director resigned from those positions with the Company. The individual agreed to remain as a strategic advisor to the Company and will receive compensation and benefits as per his original employment agreement through December 31, 2013.