Form 10-Q
period 2013-09-30
PSM HOLDINGS INC
filed 2013-11-14
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]  No [X]

As of November 14, 2013, there were 29,402,024 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended September 30, 2013

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by the Company in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	A further decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
●	A loss of significant capacity in the Company’s warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services; and
●	Failure to transition to full mortgage banking platform

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,575,978	$4,515,618
Accounts receivable, net	604,243	885,077
Loans held for sale	16,115,343	17,702,492
Prepaid expenses	231,271	161,717
Other assets	6,678	5,334
Total current assets	19,533,513	23,270,238

Property and equipment, net	650,808	490,293

Restricted cash	500,000	500,000
Loan receivable	88,898	88,898
Employee advances	55,557	33,930
Intangible assets, net of accumulated amortization, September 30, 2013 - $643,676 and June 30, 2013 - $607,363	3,455,859	3,492,172
Security deposits	27,336	26,486

Total Assets	$24,311,971	$27,902,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$750,860	$503,895
Notes payable	28,891	35,038
Warehouse lines of credit payable	16,102,957	17,670,412
Dividend payable	85,500	85,500
Accrued liabilities	755,407	1,418,996
Total current liabilities	17,723,615	19,713,841

Total Liabilities	17,723,615	19,713,841

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares issued and outstanding as of September 30, 2013 and June 30, 2013	4	4
Convertible Series B, 2,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,402,024 shares issued and outstanding at September 30, 2013 and June 30, 2013	29,402	29,402
Treasury stock, at cost: shares held 21,600 at September 30, 2013 and June 30, 2013	(22,747)	(22,747)
Additional paid in capital	23,130,050	23,204,207
Accumulated deficit	(16,548,355)	(15,022,692)
Total Stockholders' Equity	6,588,356	8,188,176

Total Liabilities and Stockholders' Equity	$24,311,971	$27,902,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 30,
	2013	2012

Revenues	$3,764,346	$5,854,837

Operating expenses
Selling, general & administrative	5,220,997	5,559,274
Depreciation and amortization	70,059	60,970
Total operating expenses	5,291,056	5,620,244

Income (loss) from operations	(1,526,710)	234,593

Non-operating income (expense):
Interest expense	(790)	(4,437)
Interest income	1,837	2,254
Other income	-	112
Total non-operating income (expense)	1,047	(2,071)

(Loss) income from continuing operations before income tax	(1,525,663)	232,522

Provision for income tax	-	-

Net (loss) income	(1,525,663)	232,522

Preferred stock dividends	(85,500)	-
Net loss available to common stockholders’	$(1,611,163)	$232,522

Net income (loss) per common share and equivalents -
Basic	$(0.05)	$0.01

Diluted	$(0.05)	$0.01

Weighted average number of common shares outstanding
Basic	29,402,024	29,333,560

Diluted	29,402,024	34,713,888

Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended September 30, 2013 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,525,663)	$232,522
Adjustments to reconcile net loss (income) to net cash used in (provided by ) operating activities:
Depreciation and amortization	70,059	60,970
Share based payment awards	11,341	-
(Increase) decrease in current assets:
Accounts receivable	300,528	90,931
Prepaid expenses	(69,553)	89,503
Other assets	(1,344)	441
Increase (decrease) in current liabilities:
Accounts payable	246,965	(276,332)
Accrued stock payable	-	76,500
Accrued liabilities	(663,588)	(468)
Net cash (used in) provided by operating activities	(1,631,255)	274,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(194,261)	(19,040)
Cash advanced to employees	(21,627)	-
Cash received from employees against advances	-	7,641
Cash paid for security deposits	(850)	(1,674)
Net cash (used in) investing activities	(216,738)	(13,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred stock dividends	(85,500)	-
Cash payments on short term financing	(6,147)	-
Cash payments on loan from related party	-	(50,000)
Net cash (used in) financing activities	(91,647)	(50,000)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,939,640)	210,994

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,015,618	355,421
CASH & CASH EQUIVALENTS PRESENTED IN THE BALANCE SHEET AS:
CASH & CASH EQUIVALENTS	2,575,978	566,415
CASH RESTRICTED FOR SURETY BONDS	500,000	-
CASH & CASH EQUIVALENTS ENDING BALANCE	$3,075,978	$566,415

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

As used herein and except as otherwise noted, the term “Company” shall mean PSM Holdings, Inc., a Delaware corporation.

The Company was incorporated under the laws of the State of Utah on March 12, 1987, as Durban Enterprises, Inc. On July 19, 2001, Durban Enterprises, Inc., created a whollyowned subsidiary called Durban Holdings, Inc., a Nevada corporation, to facilitate changing the domicile of the Company to Nevada. On August 17, 2001, Durban Enterprises, Inc. merged with and into Durban Holdings, Inc., leaving the Nevada corporation as the survivor. The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of PrimeSource Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of Durban Holdings, Inc. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

On December 14, 2011, PSM Holdings, Inc., created a whollyowned subsidiary called PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to the State of Delaware. On December 29, 2011, PSM Holdings, Inc. merged with and into PSM Holdings, Inc., leaving the Delaware corporation as the survivor. The Company retained the originally authorized 100,000,000 shares at $0.001 par value.

Business Activity

PSM Holdings, Inc. and its consolidated subsidiaries (the “Company” or “PSMH”) originate mortgage loans funded either directly off the Company’s warehouse lines of credit or through brokering transactions to other third parties. Approximately 90% of the Company’s mortgage origination volume is banked off of our current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and, further, does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and Nationwide by Owner, Inc. (“NWBO”) account for the balance of loan applications.

The Company currently operates and is licensed in the following states: Arkansas, California, Colorado, Florida, Illinois, Iowa, Kansas, Kentucky, Missouri, Montana, Nebraska, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah and Washington and has started the application process in additional states throughout the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2013, which were filed with the Securities and Exchange Commission on September 30, 2013 on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summary of Significant Accounting Policies

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of PSM Holdings, Inc.’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Financial Accounting Standards Board (“FASB”) is the accepted standard-setting body for establishing accounting and financial reporting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH Inc.’s wholly-owned subsidiary Prime Source Mortgage, Inc. All material intercompany transactions have been eliminated in the consolidation.

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

Restricted Cash

The Company has certain cash balances set aside as collateral to secure various bonds required pursuant to the licensing requirements in some of the states in which it conducts business.

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

Employee Advances, Note and Loan Receivable

Employee advances, note and loan receivable are stated at the unpaid principal balance. Interest income, if any, is recognized in the period in which it is earned.

Loans Held For Sale

The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which the Company did not elect the fair value option. Approximately 9 loans held for sale as of September 30, 2013 have yet to be sold to investors. These loans are being serviced by one investor who will purchase the loans in the future. The loans are not considered impaired and are being carried on the balance sheet at market value.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $231,271 and $161,717 at September 30, 2013 and June 30, 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows. Expenditures for maintenance and repairs are charged to expense as incurred.

Furniture, fixtures and office equipment (years)	5	-	7
Computer equipment (years)		5

Goodwill and Indefinite-Lived Intangible Assets

Goodwill acquired in business combinations is assigned to the reporting entity that is expected to benefit from the combination as of the acquisition date. Goodwill impairment is determined using a twostep process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting entity by using a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting entity exceeds its carrying amount, goodwill of the reporting entity is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting entity’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for indefinitelived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinitelived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Long-Lived Assets and Intangible Assets with Definite Lives

Longlived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a longlived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the longlived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straightline basis over their estimated lives.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $197,921 and $185,743 for the three months ended September 30, 2013 and 2012, respectively.

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 22 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

For the period ended September 30, 2012 average dilutive employee share-based awards totaled 146,000.

Compensated Absences

The Company records an accrual for accrued vacation at each period end. Other compensated absences are expensed as incurred.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Recent Accounting Pronouncements

The Company has evaluated the possible effects on its financial statements of the accounting pronouncements and accounting standards that have been issued or proposed by FASB that do not require adoption until a future date, and determined they are not expected to have a material impact on the consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 72% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for the periods ended September 30, 2013 and 2012.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2013 (Unaudited)	June 30, 2013
Fixtures and equipment	$1,877,993	$1,683,732
Less: Accumulated depreciation	(1,227,185)	(1,193,439)
Property and equipment, net	$650,808	$490,293

Depreciation expense for the three months ended September 30, 2013 and 2012 was $33,746 and $24,657, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at September 30, 2013 and 2012 consist of:

	September 30, 2013 (Unaudited)	September 30, 2012 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$790	$4,363
Cash paid for income taxes	$-	$-

Cancellation of common stock	$-	$637
Cancellation of contracts requiring cancellation of common stock	$-	$281,215
Stock and stock options issued to employees as bonus	$11,341	$-

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. For the three months ended September 30, 2013, the Company recorded compensation expense of $60,000. On August 28, 2013, upon the resignation of the Company’s former President and Chief Executive Officer, this individual assumed the role of President and Chief Executive Officer.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and health benefits for the officer and his family. For the three months ended September 30, 2013 and 2012, the Company recorded (i) $50,000 and $50,000 in compensation expense, of which $0 and $10,000 were paid in stock amounting to 0 and 43,005 shares for the three months ended September 30, 2013 and 2012, respectively (ii) recorded $2,100 and $2,100 in car allowance, and (iii) $4,003 and $2,739 in life and health insurance benefits.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its former President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of Agreement. For the three months ended September 30, 2013 and 2012, the Company recorded (i) $68,750 and $62,500 in compensation expense, of which $0 and $12,500 were paid in stock amounting to 0 and 53,756 shares for the three months ended September 30, 2013 and 2012, respectively (ii) recorded $2,250 and $2,250 in car allowance, and (iii) $2,093 and $958 in life and health insurance benefits. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the three months ended September 30, 2013, the Company recorded consulting expense of $45,000 relating to this agreement. This director is also one of the accredited investors who invested in the Company’s Series A preferred stock offering in February 2013 and as such receives quarterly dividend payments consistent with all of the Series A preferred holders.

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of September 30, 2013 and September 30, 2012 amounted to $14,744,377 and $11,383,555, which were offset by $14,744,377 and $11,383,555 of funding receivables as of September 30, 2013 and 2012, respectively (See Note 8).

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. (“UCMC”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $30,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $56,164 and $30,000 for the three months ended September 30, 2013 and 2012, respectively.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company (“Fidelity”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides that, for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $208,442 and $463,666 for the three months ended September 30, 2013 and 2012, respectively.

The Company leases an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the three months ended September 30, 2013 and 2012 was $69,935 and $64,209, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the Company’s acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the Iowa branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $52,511 and $30,577 in bonus and over-ride commissions for the three months ended September 30, 2013 and 2012, respectively.

On March 29, 2012, a management company of which this individual is a principal provided a revolving line of credit to the Company in the amount of $100,000. The line of credit was unsecured, bears a 6% annual rate of interest and was due on March 20, 2013. Upon maturity in March 2013, the line of credit was not renewed.

This individual is the principal of a third party processing company that provides processing services for loans funded in the Company’s Iowa branch. The per file fees charged are believed to be under market pricing. The fees are paid by the borrower at closing and are not paid directly by the Company.

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $105,359 and $468,864 for the three months ended September 30, 2013 and 2012, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Receivable

Loan receivable from a related party as of September 30, 2013 consists of:

	Original loan	Balance due September 30, 2013 (Unaudited)	Balance due June 30, 2013
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	6,678	5,334
	$167,000	$95,576	$94,232
Less allowance for uncollectible amounts	-	-	-
	$167,000	$95,576	$94,232

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on the Security Agreements from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. The Company is finalizing an extension of the note through December 31, 2013. The extension has not been executed. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO amounted to $88,898 as of September 30, 2013. The loan receivable is under collateralized by $51,398 based upon the fair value of 150,000 shares at the closing share price of $0.25 on November 1, 2013. The Company recorded interest income of $1,344 and $1,344 from the loan receivable from NWBO for the three months ended September 30, 2013 and 2012, respectively.

NOTE 6 – NOTES RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary, PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of the Note. As such, the Company has reserved 100% of the outstanding balance as uncollectible as of September 30, 2013. The Company recorded interest income of $0 and $910 for the three months ended September 30, 2013 and 2012, respectively.

On December 31, 2010, PSMI executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company has reserved all but approximately $11,000 for these 2010 advances. Since May 1, 2013, the Company has agreed to advance $7,500 per month as a draw against future production for one employee in charge of a new region. The region has begun to close and fund loans and the advances, which total $37,500, are anticipated to be repaid over the next several months.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2013 (Unaudited)	June 30, 2013
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,024	$495,024
NWBO License	824,999	824,999
	$1,320,023	$1,320,023
Less: accumulated amortization	(643,676)	(607,363)
Total	$676,347	$712,660

Total Intangible Assets, net	$3,455,859	$3,492,172

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of its attaining Full Eagle status. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of September 30, 2013.

The amount allocated for the purchase of the customer list as a result of its acquisitions of UCMC, Brookside, Founders Mortgage, LLC, Fidelity, and IMP amounted to $495,024. The Company amortizes customer lists over a period of 8 years. Amortization expense recorded for the three months ended September 30, 2013 and 2012 was $21,581 and $21,581, respectively. Amortization expense to be recognized for the years ending June 30, 2014 to 2019 is $86,325, $49,151, $47,209, $47,209, $47,209 and $35,490, respectively.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of providing proprietary technology to generate leads. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s common stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three-year renewal terms. Amortization expense recorded for each of the three months ended September 30, 2013 and 2012 was $14,732. Amortization expense to be recognized for each of the years ending June 30, 2014 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of September 30, 2013 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On November 1, 2011, the warehouse line of credit was increased to $5,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of September 30, 2013 was $5,415,481;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2014. This line of credit did not have an outstanding balance as of September 30, 2013;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 6% per annum. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of September 30, 2013 was $854,410;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to 3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of September 30, 2013 was $504,171 and

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The warehouse line of credit was renewed on December 31, 2012 and now matures on December 31, 2013. The outstanding balance on this line of credit as of September 30, 2013 was $9,328,896.

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid within 5 to 7 days when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $16,102,957 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $16,115,343 from the third party investors as of September 30, 2013. The Company has recorded the amounts receivable against the loans amounting to $16,115,343 and related liability against the lines of credit of $16,102,957 in the accompanying financial statements as of September 30, 2013. Subsequent to the September 30, 2013, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at September 30, 2013 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the three months ended September 30, 2013 and 2012:

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

On September 5, 2013 the Company granted 325,000 options to various employees as a signing bonus. The options vest equally over three years and were valued at $78,663 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 97.8%, 3 year term and dividend yield of 0%.

As of September 30, 2013, the Company has granted 2,157,103 shares of Common Stock or Common Stock options valued at $768,682 to employees and consultants under 2012 Plan and 3,842,897 common shares remained unissued and available for future issuances.

Other Stock Issuances

On January 31, 2012, the Company entered into an agreement with a consultant for providing investor relations and business advisory services and issued a total of 600,000 shares of common stock valued at $390,000, of which 50,000 shares were issued on February 2, 2012 and 550,000 shares were issued on March 8, 2012. On May 9, 2012, the Company entered into another agreement with the same consultant for business advisory services and issued 125,000 shares of common stock valued at $81,250. As part of the same contractual agreement dated May 9, 2012, the Company issued shares to two other consultants on May 16, 2012 totaling 850,000 shares. The common shares issued were valued at the contractual agreement dates of January 31, 2012 and May 9, 2012. The shares underlying these agreements were issued as follows: the Company issued 125,000 shares valued at $81,250 on April 30, 2012, 850,000 shares valued at $552,500 on June 4, 2012. On June 25, 2012, the Company issued 100,000 shares valued at $59,000 to another consultant. The common shares issued were valued at the closing share price on the date of closing of the transaction or at the fair value on the contractual agreement date.

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 and May 9, 2012 agreements, and agreed to enter into a new consulting agreement dated July 16, 2012 for issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. On July 15, 2012, the Company and the consultant mutually agreed that the consultant will accept the remaining unvested common shares from the January 31 and May 9, 2012 contracts amounting to 434,492 common shares for a value of $82,670 instead of receiving 425,000 newly issued shares per the July 16, 2012 agreement.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. Through September 30, 2012, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at September 30, 2013 were 29,402,024.

Warrant issuances

Pursuant to the preferred stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s common stock to the Placement Agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded related to the warrants.

Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, 3 years term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raise, no expense was recorded in the accompanying financial statements as of September 30, 2013.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the former President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 6,374,328 warrants outstanding as of September 30, 2013 at a weighted average exercise price of $0.90.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 6,374,328 as of September 30, 2013. These common stock equivalents may dilute earnings per share.

For the three months ended September 30, 2013, basic and diluted loss per share was the same as the effect of dilutive securities would have been anti-dilutive.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted net income per share for the three months ended September 30, 2013 and 2012 was calculated as follows:

	Three months ended September 30, 2013 (Unaudited)		Three months ended September 30, 2012 (Unaudited)
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss) applicable to common stock	$(1,611,163)	$(1,611,163)	$232,522	$232, 522

Denominator
Weighted average common shares outstanding	29,402,024	29,402,024	29,333,560	29,333,560
Dilutive effect of share based awards	-	-	-	146,000
Common stock issuable upon exercise of warrants	-	-	-	5,234,328
	29,402,024	29,402,024	29,333,560	34,713,888

Net income (loss) per share	$(0.05)	$(0.05)	$0.01	$0.01

NOTE 11 – COMMITMENTS

Nationwide By Owners License

The agreement between NWBO and the Company calls for the establishment of a National Processing Center for the collection, origination and tracking of the sales lead database. Upon completion of a National Processing Center, the Company has also committed to provide year-end bonuses under the license agreement which the parties can elect to take in cash, stock, or any combination of the two. Bonus cash will be calculated by multiplying the annual net profit of the National Processing Center by the following percentage rates: 15% for the initial five-year term of the license agreement, 20% for the first automatic renewal term, 25% for the second automatic renewal term, and 30% for the third automatic renewal term and all subsequent annual renewal terms. Should the parties elect to take all or part of the bonus in common stock, the number of shares awarded will be calculated according to the base value of the shares as defined in the agreement. No accrual has been recorded for the year-end bonuses because the National Processing Center has not been established. As agreed to by NWBO and the Company, the National Processing Center has been delayed indefinitely while NWBO rolls out its new product offering and strategy discussed below.

Also, pursuant to the agreement with NWBO, the Company has committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States of America.

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 7% of the loans being derived from the NWBO signs. However, management believes this number could grow significantly based on the new strategy and product offering available to the Company. NWBO has dramatically evolved from their original model which focused solely on sale by owners.  The revised model is now focused around a consumer-centric realtor model with a significant focus on mobile technology tools and social media marketing strategies. NWBO expanded its initial Smart Sign technology into a proprietary software called eNfoDeliveredTM, which is now a lead acquisition, lead development and lead delivery platform.  A second proprietary software called Path2Sell SystemsTM was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, administration and support.  While helping to add to a loan origination pipeline, Path2Sell SystemsTM allow a much greater focus on tools deliverable in each lending center/branch; tools specific to create greater leverage with local realtor and home builder contacts.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on revenue from new and existing branches and the incremental volume the NWBO license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at September 30, 2013 and September 30, 2012.

Employment agreements

The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2014. As these agreements mature, the Company is issuing new agreements which are at will and allow for cancellation by either party with 60 days notice.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease requires an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $94,142. The leases expire between October 2013 and July 2018. Total rent expense recorded for the three months ended September 30, 2013 and 2012 was $250,318 and $218,817 respectively.

Total minimum lease commitments for branch offices and property and equipment leases at September 30, 2013 are as follows:

For the year ended June 30,	Amount
2014	$579,986
2015	589,812
2016	310,131
2017	184,125
2018	103,467
Total	$1,767,521

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 2

Inputs to the valuation methodology include:

●  Quoted prices for similar assets or liabilities in active markets;

●  Quoted prices for identical or similar assets or liabilities in inactive markets;

●  Inputs other than quoted prices that are observable for the asset of liability;

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013 (Unaudited)		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,575,978	$2,575,978	$4,515,618	$4,515,618
Restricted cash	500,000	500,000	500,000	500,000
Accounts receivable	604,243	604,243	885,077	885,077
Loans held for sale	16,115,343	16,115,343	17,702,492	17,702,492
Prepaid expenses	231,271	231,271	161,717	161,717
Loan receivable	88,898	88,898	88,898	88,898
Intangible assets	3,455,859	3,455,859	3,492,172	3,492,172

Financial liabilities:
Accounts payable	$750,860	$750,860	$503,895	$503,895
Warehouse line of credit	16,102,957	16,102,957	17,670,412	17,670,412
Preferred dividends payable	85,500	85,500	85,500	85,500
Accrued liabilities	755,407	755,407	1,418,996	1,418,996

NOTE 13 - INDUSTRY RISKS

The mortgage industry has gone through a significant change over the past four years. Foreclosures have caused a credit tightening, making qualifying for loans more difficult for many borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat. The historically low rates that the industry experienced during most of 2012 and 2013 had generated a significant volume of refinance business. In June of 2013, the rates increased noticeably which has led to less refinance business and more competitive pricing pressures for the remaining lenders. The impact of the changing rate environment on the Company’s operations has directly impacted the Company’s volume and gross revenue in the most recently completed quarter. Although the Company is trying to combat this decline through various cost adjustments and recruiting of new production, the future impact of these initiatives cannot be determined with any certainty.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2013 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Further, since the middle of June 2013, rates have experienced a significant increase and industry wide volumes have decreased significantly. The increase in rates has directly impacted the refinance business and has led to the market for purchase business being extremely competitive. In addition to the reduced volumes, most of the industry has experienced declining origination margins. The Company cannot predict with certainty that margins and or origination volumes will return to the levels experienced prior to June of 2013.

NOTE 14 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $5,000,000 each, which amounts could be increased up to a cumulative total of $20,000,000, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of September 30, 2013 was $14,744,377. Subsequent to September 30, 2013, approximately 99% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

The Company recorded revenues of $3,299,529 and $4,811,572 from one customer who is a related party for the three months ended September 30, 2013 and 2012.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2013. As of September 30, 2013, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

On November 4, 2013, the Company granted 225,000 options as a signing bonus to three individuals. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $37,203 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, 3 year term and dividend yield of 0%.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 4, 2013, the company granted 125,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,668 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, 3 year term and dividend yield of 0%.

On November 4, 2013, the Company issued 26,494 shares of free trading stock to an employee and 39,741 shares of free trading stock to a consultant (both of who are directors) under the 2012 stock incentive plan in lieu of salary and cash compensation that were due these individuals for services provided the Company in October 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and NWBO account for the balance of loan applications.

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices.  We are able to leverage the Company’s warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth.  Presently, PSMI has approximately 29 offices around the country.

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

Further, since the middle of June 2013, interest rates on mortgages have experienced a significant increase and industry wide volumes have decreased significantly. The increase in rates has directly impacted the refinance business and has led to the market for purchase business being extremely competitive. In addition to the reduced volumes, most of the industry has experienced declining origination margins. The Company cannot predict with certainty that margins and or origination volumes will return to the levels experienced prior to June of 2013.

The following table represents a production matrix reflecting our past production by number of Loans Closed and Dollar Volume:

Quarter Ended September 30,	Number of Loans Closed	Dollar Production
2012	1,106	$186,094,933
2013	724	$128,945,541

Strategy For Growth

Over the last year, we have embarked on a strategy to become a national lending platform that we anticipate other small to medium sized brokers and lenders will want to join as they face challenges due to the changing regulatory environment and mounting competitive pressures on their businesses. Quite simply, we want to be the destination they think of first when they are considering a move. We have taken steps to prepare our platform in order to support our anticipated growth. Specifically, we have completed our capital raise, hired additional experienced management, strengthened and improved our corporate governance, obtained additional state licensing in key markets, implemented programs where our stock is an attractive currency for recruiting and implemented reporting metrics and management analysis tools help us better manage our business. Further, we continue to evaluate additional opportunities to monetize our origination volume by participating in such things as service release premium and gain on sale in the secondary markets.

We are one of nine approved lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  Our offices in Tulsa, Oklahoma, Des Moines, Iowa and Newport Beach, CA have loan originators dedicated to servicing this platform. We intend to significantly increase the number of states we are obtaining Costco leads in during the calendar year 2014. We believe we have committed the appropriate resources in terms of monetary and human capital to position us as a leading lender on this platform.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the three months ended September 30, 2013, we added a total of 6 locations through onboarding of other mortgage operations. Subsequent to September 30, 2013, we have added two additional locations in California. We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

We reported a net loss of $(1,525,663) for the three months ended September 30, 2013 compared to a net profit of $232,522 for the comparable period in the prior year.  The decrease in income was a direct result of lower production volumes, decreased revenue and increases in both fixed and variable compensation. The Company has taken certain measures to more closely align costs with the current and anticipated productions levels. Additionally, the Company continues to actively recruit new operations and loan officers to its platform in an effort to increase production and revenue.

Revenues

Our total revenues decreased by $2,090,491 or 36% to $3,764,346 for the three months ended September 30, 2013, as compared to $5,620,244 for the three months ended September 30, 2012. Our origination volumes decreased by 57,149,392 in the current quarter compared to the prior year. Additionally, as the entire market experienced reduced origination volumes, competitive pricing pressure increased which directly reduced yield spreads in the current period. We believe these competitive pressures and depressed origination volume are likely to continue through the balance of calendar year 2013 and through the first part of 2014. We anticipate that our recruitment of additional operations in key markets across the country will help offset the declines we are currently experiencing. However, there is no assurance that we will be successful in these efforts and our operating results may continue to decline.

Operating Expenses

Our total operating expenses decreased by $329,188 or 5.9% to $5,291,056 for the three months ended September 30, 2013 as compared to $5,620,244 for the prior year period. Although operating costs were down compared to the prior year period, the decrease was not commensurate with the decline in revenue. Our largest single operating cost is compensation, both in terms of fixed salaries and wages and commissions paid on closed loans. Salaries and wages were slightly higher in pure dollars in the current period, $1,263,530 or 36.4% of revenue compared to $1,158,218 or 20.4% of revenue for the three months ended September 30, 2012. Commission expense is a pure variable of cost and was significantly higher as a percentage of revenue, 55.5% or $1,925,315 for the three months ended September 30, 2013 compared to 42.9% or $2,430,509 in the prior period. The increase in commissions expense as a percentage of revenue is directly related to changes in compensation in which our field managers receive additional overrides on production as well as changes to loan officer compensation in which our loan officers earn a higher fixed payout per closed loan.

We are aggressively looking at modifications to our current compensation structure that would more closely align our compensation and overhead to the future expected origination volume and to industry norms.

Depreciation and amortization expense increased by $9,089 to $70,059 for the three months ended September 30, 2013 as compared to $60,970 in the prior year period.

Non-operating Income (Expense)

Our total non-operating income was $1,047 for the three months ending September 30, 2013 compared to non-operating expense of $(2,071) in the prior period. Non-operating income and expense in both periods represented interest income and interest expense.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,575,978 at September 30, 2013. As shown in the accompanying consolidated financial statements, we recorded a net loss of $(1,525,663) for the three months ended September 30, 2013, compared to a net income of $232,522 for the comparable period in the prior year. Our current assets exceeded our current liabilities by $1,809,898 at September 30, 2013 and we have additional cash of $500,000 that is restricted as collateral against various state licensing bonds. We incurred a significant reduction in our working capital in the recently completed quarter and are implementing various cost reduction initiatives to conserve our working cash balances. Additionally, we are aggressively recruiting additional mortgage operations to join our platform and increase our origination volume and profitability. Subsequent to year end, we closed our first loans as a full correspondent lender. This means that we performed all of the back office functions beyond the origination, essentially delivering a closed loan to the ultimate investor. Our plan is to refine these processes in our west coast operations and then roll them out to the rest of the Company over the next few quarters. Operating as a full lender delivering closed loans to investors could increase our profitability and improve our ability to recruit additional operations currently operating in a similar manner. There are no assurances that we will be successful in modifying our current process to become a full correspondent lender throughout our entire Company, or that we will be able to successfully recruit additional profitable mortgage operations to our platform. If we are unsuccessful in these initiatives, our revenue and profitability may continue to decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders. There are no assurances we would be successful in raising additional capital and as such, our business could fail.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2013 was $(1,631,255) compared to net cash provided by operating activities of $274,067 for the three months ended September 30, 2012. In the current three month period, our net loss of $(1,525,662) was the single largest contributing factor to the cash used by operating activities. Other significant items impacting cash used in operating activities were changes in accounts receivable of $300,528, increase in accounts payable of $246,965 and a reduction of accrued liabilities of $663,589. In the prior period, net income of $232,522, as well as a reduction of accounts receivable and prepaid expenses of $90,931 and $89,503, respectively, and a net decrease of accounts payable and accrued expenses of $200,300, were the largest contributing factors to the cash provided by operating activities.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2013, was $(216,738) resulting almost entirely from cash used to purchase property and equipment of $194,261 and monies advanced to employees of $21,627. For the three months ended September 30, 2012 net cash used in investing activities amounted to $13,073 resulting from cash used for purchase of property and equipment amounting to $19,040 offset somewhat by cash received on employee advances of $7,641. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2013 was $(91,647) consisting of cash paid for preferred dividends amounting to $85,500 and cash paid on short term financing of $6,147. Net cash used in financing activities in the prior year period was $(50,000) consisting of a cash payment of $50,000 on a loan from a related party.

As a result of the above activities, we experienced a net decrease in cash of $(1,939,640) for the three months ended September 30, 2013. Our ability to continue as a going concern is still dependent on our success in acquiring profitable and stable mortgage businesses, expanding the business of our existing branches, and reducing our current expense structure proportionate to the volumes we are currently experiencing and that are expected to continue for the foreseeable future.

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

Revenue Recognition

Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. Revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.  In addition, we receive supplemental compensation from our warehouse line providers based on achieving certain production levels which we recognize as revenue when the loans are sold off the warehouse lines.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Kevin Gadawski, our principal executive officer and principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no other changes in our internal control over financial reporting except during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the period ended September 30, 2013, we incurred significant losses due a variety of factors such as increased interest rates and a downturn in refinancing activities, which has impacted production and revenues, as well as our compensation structure. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, becoming a full lender, and restructuring compensation arrangements with management and loan originators, we may not be able to be profitable or to continue operations under our current operating model.

Operating losses as reporting in our current financial statements will make it more difficult to attract and onboard additional mortgage operations. If we are unable to onboard a significant number of new profitable operations, we may not generate sufficient revenues to continue current operations.

In our efforts to carry out our business model of attracting existing mortgage companies to join our network, we have committed to employment agreements with several key members of our management team which obligate us to substantial salary and other compensation expenses.  During the year ended June 30, 2013, we incurred over $14.9 million in salary and commission expense pursuant to various employment agreements and have continued to incur salary and commission expense during the three months ended September 30, 2013.  If we are unable to modify our current compensation structure to more closely align our compensation and overhead to the future expected origination volume and to industry norms, we could continue to suffer losses from operations which would have a material negative impact on our growth plans or our ability to continue current operations.

There are no assurances that we will be successful in modifying our current process to become a full correspondent lender throughout our entire Company, that we will be able to successfully recruit additional profitable mortgage operations to our platform, or that we will be able to successfully modify our current compensation structure. If we are unsuccessful in these initiatives, our revenue and profitability may continue to decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders. We have no commitments or arrangements to provide operating funds for the Company and if we are unable to raise sufficient funds for operations, our business could fail.

Due to increases in interest rates beginning in June 2013, firms who were leveraged in refinance business have now shifted to purchase business which has increased purchase competition significantly. If we are unable to compete with the larger group of competitors, we will not reach profitability and our business could fail.

The historically low mortgage interest rates that the industry experienced during most of 2012 and 2013 generated a significant volume of refinance business for mortgage brokerage and lending firms. Although our refinance business did not represent a majority of the loans closed by us, it has traditionally represented a small portion of our business as well. In June of 2013, these rates increased noticeably which has led to less refinance business in the mortgage industry and more competitive pricing pressures for the remaining lenders. For firms who were principally engaged in the refinance business segment of the mortgage industry, the increase in rates resulted in a shift from refinance to purchase mortgage financing. The shift has resulted in more mortgage firms refocusing efforts to the purchase mortgage financing, which represents a majority of our business, and has significantly increased the competition for purchase mortgage business which we believe has resulted in fewer mortgage closings by us since June 2013. If we are unable to compete in the increasingly competitive purchase business, we will not reach profitability and our business could fail.

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission on September 30, 2013.

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

PSM HOLDINGS, INC.

Date: November 14, 2013	By:	/s/ Kevin Gadawski
Kevin Gadawski, President (Chief Executive and Principal Financial Officer)