Form 10-Q
period 2013-12-31
PSM HOLDINGS INC
filed 2014-02-19
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [   ]  No [X]

As of February 17, 2014, there were 29,468,259 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended December 31, 2013

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by the Company in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	A further decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to generate additional loan originations and related revenue;
●	A loss of significant capacity in the Company’s warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of profitable branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to roll-out our full correspondent lending platform; and
●	Failure to comply with HUD guidelines including but not limited to minimum net worth.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (Unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash & cash equivalents	$1,071,379	$4,515,618
Accounts receivable, net	724,311	885,077
Loans held for sale	14,369,676	17,702,492
Prepaid expenses	316,255	161,717
Other assets	8,023	5,334
Total current assets	16,489,644	23,270,238

Property and equipment, net	623,290	490,293

Cash restricted for surety bonds	500,000	500,000
Loans receivable	88,898	88,898
Employee advances	85,509	33,930
Notes receivable	6,825	-
Intangible assets, net of accumulated amortization, December 31, 2013 - $679,988 and June 30, 2013 - $607,361	3,419,545	3,492,172
Security deposits	37,826	26,486

Total Assets	$21,251,537	$27,902,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$569,304	$503,895
Warehouse lines of credit payable	14,340,551	17,670,412
Notes payable	11,679	35,038
Dividends payable	85,500	85,500
Accrued liabilities	925,348	1,418,996
Total current liabilities	15,932,382	19,713,841

Total Liabilities	15,932,382	19,713,841

Commitments & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares issued and outstanding as of December 31, 2013 and June 30, 2013	4	4
Convertible Series B, 2,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,468,259 and 29,402,024 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	29,468	29,402
Treasury stock, at cost: shares held 21,600 at December 31, 2013 and June 30, 2013	(22,747)	(22,747)
Additional paid in capital	23,076,752	23,204,207
Accumulated deficit	(17,764,324)	(15,022,692)
Total Stockholders' Equity	5,319,155	8,188,176

Total Liabilities and Stockholders' Equity	$21,251,537	$27,902,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012

Revenues	$3,797,928	$5,973,974	$7,562,275	$11,828,771

Operating expenses
Selling, general and administrative	4,937,740	5,722,209	10,158,737	11,281,483
Depreciation and amortization	76,624	61,601	146,683	122,571
Total operating expenses	5,014,364	5,783,810	10,305,420	11,404,054

Loss from operations	(1,216,436)	190,164	(2,743,145)	424,717

Non-operating income (expense):
Interest expense	(1,197)	(1,125)	(1,987)	(5,562)
Interest and dividend income	1,664	2,166	3,501	4,420
Other Income	-	20,795	-	20,907
Total non-operating income (expense)	467	21,836	1,514	19,765

Net (loss) income from continuing operations before income tax	(1,215,969)	212,000	(2,741,631)	444,482

Provision for income tax	-	-	-	-

Net (loss) income	(1,215,969)	212,000	(2,741,631)	444,482

Preferred stock dividends	(85,500)	-	(171,000)	-

Net (loss) income available to common stockholders'	$(1,301,469)	$212,000	$(2,912,631)	$444,482

Net (loss) income per common share and equivalents -
Basic	$(0.04)	$0.01	$(0.10)	$0.02

Diluted	$(0.04)	$0.01	$(0.10)	$0.01

Weighted average number of common shares outstanding
Basic	29,443,512	29,267,684	29,422,655	29,300,622

Diluted	29,443,512	34,502,012	29,422,655	34,534,950

Weighted average number of shares used to compute basic and diluted loss per share for the three and six month periods ended December 31, 2013 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,741,631)	$444,482
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loans to employees	(6,825)	-
Depreciation and amortization	146,683	122,571
Share based payment awards	27,053	50,026
Stock issued to third parties in lieu of cash	9,935	-
Stock issued to employees in lieu of cash	6,624	58,667
(Increase) decrease in current assets:
Accounts receivable	163,721	227,597
Prepaid expenses	(154,538)	180,376
Employee advances	(51,579)	(21,003)
Other current assets	(2,689)	(814)
Increase (decrease) in current liabilities:
Accounts payable	65,409	(325,186)
Accrued liabilities	(493,648)	(60,183)
Net cash (used in) provided by operating activities	(3,031,485)	676,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(207,053)	(22,195)
Cash received from employee advances	-	7,918
Cash paid for security deposits	(11,341)	(1,674)
Net cash used in investing activities	(218,394)	(15,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for preferred dividends	(171,000)	-
Cash payments on short term financing	(23,360)	-
Cash payments on loan from related party	-	(100,000)
Net cash used in financing activities	(194,360)	(100,000)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(3,444,239)	560,582

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,015,618	355,421

CASH & CASH EQUIVALENTS	1,071,379	916,003
CASH RESTRICTED FOR SURETY BONDS	500,000	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,571,379	$916,003

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

Business Activity

PSM Holdings, Inc. and its consolidated subsidiaries (the “Company” or “PSMH”) originates mortgage loans funded either directly off the Company’s warehouse lines of credit or through brokering transactions to other third parties. Approximately 90% of the Company’s mortgage origination volume is banked off of our current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and, further, does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco account for the balance of loan applications.

The Company currently operates or is licensed in the following states: Arkansas, California, Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Minnesota, Montana, Nebraska, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin and has started the application process in additional states throughout the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2013, which were filed with the Securities and Exchange Commission on September 30, 2013 on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH Inc.’s wholly-owned subsidiary PrimeSource Mortgage, Inc. All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of other non-current assets, including intangible assets, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

Employee Advances, Notes and Loans Receivable

Employee advances, note and loan receivable are stated at the unpaid principal balance. Interest income, if any, is recognized in the period in which it is earned. The Company estimates an allowance for doubtful employee accounts based on analysis of certain accounts, the employee's standing in the Company and the employee's anticipated production.

Loans Held For Sale

The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which the Company did not elect the fair value option. Approximately twelve loans held for sale as of December 31, 2013 have yet to be sold to investors. These loans are being serviced by one investor until these loans can be sold to an investor in the future. The loans are not considered impaired and are being carried on the balance sheet at market value.

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five-year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $316,255 and $161,717 at December 31, 2013 and June 30, 2013, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $163,732 and $361,652 for the three and six months ended December 31, 2013 compared to advertising expense of $243,898 and $429,641 for the three and six months ended December 31, 2012, respectively.

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 14 days. However, in the current six months, the Company has added additional investors and modified its processes to be fully delegated with these investors. The Company has been experiencing a longer delay in purchasing of these loans, closer to 34 days on average. The Company believes this is temporary and will return to more normal timeframes as these processes mature. The gain or loss on the sale of loans is realized on the date the loans are sold.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 89% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for the periods ended December 31, 2013 and 2012.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2013 (Unaudited)	June 30, 2013
Fixtures and equipment	$1,890,785	$1,683,732
Less: Accumulated depreciation	(1,267,495)	(1,193,439)
Property and equipment, net	$623,290	$490,293

Depreciation expense for the three and six months ended December 31, 2013 was $40,310 and $74,056 respectively, compared to the depreciation expense for the three and six months ended December 31, 2012 of $25,289 and $49,946, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at December 31, 2013 and 2012 consist of:

	December 31, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,987	$5,488
Cash paid for income taxes	$-	$-

Cancellation of common stock	$-	$(637)
Cancellation of contracts requiring cancellation of common stock	$-	$(204,715)
Cancellation of common stock issued to employees	$-	$(12,800)
Stock issued for services	$16,559	$58,667
Stock and stock options issued to employees as bonus	$27,053	$62,825

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. This individual has also served as the President and Chief Executive Officer since August 28, 2013. For the three and six months ended December 31, 2013, the Company recorded compensation expense of $60,000 and $120,000, respectively. These amounts include 26,494 shares of common stock received in lieu of cash compensation, which were discounted at 25% to the market price on the date the compensation was earned. The Company also pays the contributed health insurance premium which is currently at $345 per month.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and health benefits for the officer and his family. For the three and six month periods ended December 31, 2013 the Company recorded compensation expense of $43,336 and $93,336, respectively. For the prior three and six month period, the Company recorded $50,000 and $100,000 in compensation expense. In the prior six month period, $10,000 was paid by the issuance of 53,994 shares of common stock. Additionally, for both three and six month periods the Company recorded $2,100 and $4,200 in car allowance, and paid the Company contributed health insurance premium which is currently at $345 per month.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its former President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of Agreement. For the three and six months ended December 31, 2013, the Company recorded $68,750 and $137,500 in compensation expense, compared to $62,500 and $125,000 for the same periods in the prior year. During the six months ended December 31, 2012, $12,500 of the compensation was paid with 67,492 shares of common stock which was valued at a 25% discount to market on the date the compensation was earned. For both the three and six months ended December 31, 2013 and 2012, the Company paid a car allowance of $2,250 and 4,500, respectively. The Company also paid the Company contributed health insurance premium which is currently at $345 per month. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director and all payments and amounts due under the original employment contract ceased as of December 31, 2013.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the three and six months ended December 31, 2013, the Company recorded consulting expense of $15,000 and $60,000 relating to this agreement. In October, the Company paid half of the consulting fee by the issuance of 39,741 shares of common stock that were issued at a 25% discount to the market on the date the compensation was earned. This entity waived the consulting fee for the months of November and December. This director is also one of the accredited investors who invested in the Company’s Series A preferred stock offering in February 2013 and as such receives quarterly dividend payments consistent with all of the Series A preferred holders.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of December 31, 2013 and June 30, 2013 amounted to $12,883,546 and $15,688,725, which were offset by $12,883,546 and $15,688,725 of funding receivables as of December 31, 2013 and June 30, 2013, respectively (See Note 8).

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. (“UCMC”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $30,000 and $60,000 for the three and six months ended December 31, 2013 and $30,000 and $60,000 for the three and six months ended December 31, 2012, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 plus bonus equal to 25% of the net profit earned by the Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement has not been executed. For the three and six months ended December 31, 2013 and 2012, the Company recorded total compensation expense of $31,995, $88,159, $41,679 and $71,679, respectively. See subsequent events footnote regarding resignation of this former director.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company (“Fidelity”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides that, for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $173,564, $382,006, $322,350 and $623,535 for the three and six months ended December 31, 2013 and 2012, respectively. See subsequent events footnote regarding resignation of this former director.

The Company leases an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and require a monthly rent of $21,720. Total rent paid for the office lease for the three months and six months ended December 31, 2013 and 2012 were $65,161, $130,320, $65,161 and $130,320 respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the Company’s acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the Iowa branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The Company recorded total compensation expense of $27,580, $80,091, $50,796 and $80,796 in bonus and over-ride commissions for the three and six months ended December 31, 2013 and 2012, respectively. See subsequent events footnote regarding the resignation of this former director.

On March 29, 2012, a management company of which this individual is a principal provided a revolving line of credit to the Company in the amount of $100,000. The line of credit was unsecured, bearing a 6% annual rate of interest and was due on March 20, 2013. Upon maturity in March 2013, the line of credit was not renewed.

This individual is the principal of a third party processing company that provides processing services for loans funded in the Company’s Iowa branch. The per file fees charged are believed to be under market pricing. The fees are paid by the borrower at closing and are not paid directly by the Company.

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $103,792, $209,151, $211,551 and $680,415 for the three and six months ended December 31, 2013 and 2012, respectively. See subsequent events footnote regarding the resignation of this individual.

Loan Receivable

Loan receivable from a related party as of December 31, 2013 consists of:

	Original loan	Balance due December 31, 2013 (Unaudited)	Balance due June 30, 2013
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	8,023	5,334
	$167,000	$96,921	$94,232
Less allowance for uncollectible amounts	-	-	-
	$167,000	$96,921	$94,232

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on the Security Agreements from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. The Company has executed an extension of the note through February 15, 2014 and anticipates executing an additional short term extension. All other terms and conditions of the Security Agreement remained the same. The balance due on the loan receivable from NWBO amounted to $88,898 as of December 31, 2013. The loan receivable is under collateralized by $71,421 based upon the fair value of 150,000 shares at the closing share price of $0.17 on February 11, 2014. The Company recorded interest income of $1,344 and $2,689 and $1,344 and $2,689 from the loan receivable from NWBO for the three and six months ended December 31, 2013 and 2012, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary, PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of the Note. As such, the Company has reserved 100% of the outstanding balance as uncollectible as of September 30, 2013. The Company recorded interest income of $0 and $910 for the six months ended December 31, 2013 and 2012, respectively.

On December 31, 2010, PSMI executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from the portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. The Company has reserved all but approximately $11,000 for these 2010 advances. Since May 1, 2013, the Company has agreed to advance $7,500 per month as a draw against future production for one employee in charge of a new region. The region began to close and fund loans in October 2013 and the advances, which total $60,000, are anticipated to be repaid over the next several months.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2013 (Unaudited)	June 30, 2013
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,022	$495,022
NWBO License	824,999	824,999
	$1,320,021	$1,320,021
Less: accumulated amortization	(679,988)	(607,361)
Total	$640,033	$712,660

Total Intangible Assets, net	$3,419,545	$3,492,172

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. Management has determined that the intangible assets acquired as a result of acquisitions are not impaired because the Company accumulated a positive regulatory reputation for running a well-documented, process oriented mortgage lending operation with Full Eagle status in place. The Company acquired two profitable operations effective July 1, 2011, one effective August 1, 2011, and one effective November 1, 2011 because of the Full Eagle status. Therefore, no impairment of intangible assets was recorded in the accompanying financial statements as of December 31, 2013.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amount allocated for the purchase of the customer list resulting from the acquisitions of UCMC, Brookside, Founders Mortgage, LLC, Fidelity, and IMP amounted to $495,022. The Company amortizes customer lists over a period of eight years. Amortization expense recorded for the three and six months ended December 31, 2013 and 2012 was $36,313 and $72,627, respectively. Amortization expense to be recognized for the years ending June 30, 2014 to 2019 is $86,325, $49,151, $47,209, $47,209, $47,209 and $35,490, respectively.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of providing proprietary technology to generate leads. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s common stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over 14 years, which is the initial five-year period of the agreement, plus three automatic three-year renewal terms. Amortization expense recorded for each of the three and six months ended December 31, 2013 and 2012 was $14,732 and $29,464, respectively. Amortization expense to be recognized for each of the years ending June 30, 2014 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of December 31, 2013 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2103, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on December 31, 2014. The outstanding balance on this line of credit as of December 31, 2013 was $2,833,767;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2014. The balance outstanding on this line of credit as of December 31, 2013 was $201,832;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event less than 6% per annum. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of December 31, 2013 was $150,119;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to $3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of December 31, 2013 was $1,105,054 and

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2013 the warehouse line of credit was increased to $75,000,000 and now matures on December 31, 2014. The outstanding balance on this line of credit as of December 31, 2013 was $10,049,780.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid within fourteen days when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $14,340,551 in loans outstanding against the warehouse lines of credit, and had obtained commitments from the third party investors to purchase the loans outstanding against this line of credit, thus offsetting the loans payable on this line against the loans receivable of $14,369,676 from the third party investors as of December 31, 2013. The Company has recorded the amounts receivable against the loans of $14,369,676 and related liability against the lines of credit of $14,340,551 in the accompanying financial statements as of December 31, 2013. Subsequent to December 31, 2013, approximately 95% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at December 31, 2013 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the six months ended December 31, 2013 and 2012:

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

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 92.2%, three-year term and dividend yield of 0%.

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 91.6%, three-year term and dividend yield of 0%.

On September 5, 2013 the Company granted 325,000 options to various employees as a signing bonus. The options vest equally over three years and were valued at $78,663 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 97.8%, three-year term and dividend yield of 0%.

On November 4, 2013, the Company granted 225,000 options as a signing bonus to three individuals. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $37,203 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, three-year term and dividend yield of 0%.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 4, 2013, the Company granted 125,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,668 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, three-year term and dividend yield of 0%.

On November 4, 2013, the Company issued 26,494 shares of stock to an employee and 39,741 shares of stock to a consultant (both of whom are directors) under the 2012 Plan in lieu of salary and cash compensation that were due these individuals for services provided the Company in October 2013.

As of December 31, 2013, the Company has granted 2,573,338 shares of common stock or stock options valued at $843,112 to employees and consultants under 2012 Plan and 3,426,662 common shares remained unissued and available for future issuances.

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

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 and May 9, 2012 agreements, and agreed to enter into a new consulting agreement dated July 16, 2012 for issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. On July 15, 2012, the Company and the consultant mutually agreed that the consultant will accept the remaining unvested common shares from the January 31, 2012 and May 9, 2012 contracts amounting to 434,492 common shares for a value of $82,670 instead of receiving 425,000 newly issued shares per the July 16, 2012 agreement.

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

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of December 31, 2013, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at December 31, 2013 were 29,468,259.

Warrant issuances

Pursuant to the preferred stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s common stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded related to the warrants.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, three-year term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raise, no expense was recorded in the accompanying financial statements as of December 31, 2013.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the former President of the Company for past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 6,374,328 warrants outstanding as of December 31, 2013 at a weighted average exercise price of $0.90.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 7,699,328 as of December 31, 2013. These common stock equivalents may dilute earnings per share.

For the three and six months ended December 31, 2013, basic and diluted loss per share was the same as the effect of dilutive securities would have been anti-dilutive.

For the three and six months ended December 31, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share for the three and six months ended December 31, 2013 and 2012 was calculated as follows:

	For the three months ended December 31, 2013		For the three months ended December 31, 2012		For the six months ended December 31, 2013		For the six months ended December 31, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Numerator
Net income (loss) available to common stockholders'	(1,301,469)	(1,301,469)	212,000	212,000	(2,912,631)	(2,912,631)	444,482	444,482

Denominator
Weighted average common shares outstanding	29,443,512	29,443,512	29,267,684	29,267,684	29,422,655	29,422,655	29,300,622	29,300,622
Common stock issuable on exercise of warrants				5,234,328				5,234,328

Total	29,443,512	29,443,512	29,267,684	34,502,012	29,422,655	29,422,655	29,300,622	34,534,950

Net income (loss) per share	$(0.04)	$(0.04)	$0.01	$0.01	$(0.10)	$(0.10)	$0.02	$0.01

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Also, pursuant to the agreement with NWBO, the Company has committed to pursue obtaining, in good faith and diligently, the appropriate licenses to originate mortgages in all 50 states of the United States.

Historically the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. However, management believes the number of leads could grow significantly based on the new strategy and product offering available to the Company. NWBO has dramatically evolved from their original model which focused solely on sale by owners.  The revised model is now focused around a consumer-centric realtor model with a significant focus on mobile technology tools and social media marketing strategies. NWBO expanded its initial Smart Sign technology into a proprietary software called eNfoDelivered, which is now a lead acquisition, lead development and lead delivery platform.  A second proprietary software called Path2Sell Systems was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, administration and support.  While helping to add to a loan origination pipeline, Path2Sell Systems allow a much greater focus on tools deliverable in each lending center/branch; tools specific to create greater leverage with local realtor and home builder contacts.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on revenue from new and existing branches and the incremental volume the NWBO license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at December 31, 2013 and December 31, 2012.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employment agreements

The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2014. The Company’s practice is to revise employment agreements as they become due to make the agreements at will requiring no more than 60 days termination notice by either party. The Company did recently renew the employment agreement for its Executive Vice President and Chairman which was renewed as a one year agreement (See Subsequent Events footnote).

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease requires an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $105,077. The leases expire between October 2013 and July 2018. Total rent expense recorded for the three and six months ended December 31, 2013 and 2012 was $289,828, $540,146, $204,736 and $423,553, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at December 31, 2013 are as follows:

For the year ended June 30,	Amount
2014	$439,100
2015	694,500
2016	372,282
2017	228,725
2018	149,067
Total	$1,883,674

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013 (Unaudited)		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,071,379	$1,071,379	$4,515,618	$4,515,618
Restricted cash	500,000	500,000	500,000	500,000
Accounts receivable	724,311	724,311	885,077	885,077
Loans held for sale	14,369,676	14,369,676	17,702,492	17,702,492
Prepaid expenses	316,255	316,255	161,717	161,717
Loan receivable	88,898	88,898	88,898	88,898
Intangible assets	3,419,545	3,419,545	3,492,172	3,492,172

Financial liabilities:
Accounts payable	$569,304	$569,304	$503,895	$503,895
Warehouse line of credit	14,340,551	14,340,551	17,670,412	17,670,412
Preferred dividends payable	85,500	85,500	85,500	85,500
Accrued liabilities	925,348	925,348	1,418,996	1,418,996

NOTE 13 - INDUSTRY RISKS

The mortgage industry has gone through a significant change over the past four years. Foreclosures have caused a credit tightening, making qualifying for loans more difficult for many borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes flat. The historically low rates that the industry experienced during most of 2012 and 2013 had generated a significant volume of refinance business. In June of 2013, the rates increased noticeably which has led to less refinance business and more competitive pricing pressures for the remaining lenders. The impact of the changing rate environment on the Company’s operations has directly impacted the Company’s volume and gross revenue in the most recently completed quarter. In addition, the mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2014 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Although the Company is trying to combat these issues through various cost adjustments and recruiting of new production, the future impact of these initiatives cannot be determined with any certainty.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of December 31, 2013 was $12,883,547. Subsequent to December 31, 2013, approximately 95% of the loans outstanding on the credit lines have been purchased by investors.

The Company recorded revenues of $3,029,442, $6,058,014, $4,903,415, and $9,714,987 from one customer who is a related party for the three and six months ended December 31, 2013 and 2012, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. As of December 31, 2013, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

Departure of Certain Production Offices and Former Directors

In January and February 2014, the branch managers of the Tulsa, OK, Des Moines, IA, St. Louis, MO and Grand Junction, CO offices submitted their resignations from employment with our subsidiary, PSMI. Certain of these individuals were also directors serving on the board of PSMI, roles in which they also resigned from at the same time. Loan originators and other support staff within these locations have also submitted their resignations, and as of February 18, 2014 all employees at these locations have resigned.

In connection with these office departures, we are considering the sale to former branch managers or entities controlled by them certain assets utilized in the operation of those facilities.

Management is currently evaluating options regarding future business operations in these locations including the impact on certain intangible assets such as goodwill associated with the original purchase of the businesses in 2011.

Short-term Financing

Effective February 10, 2014, the Company entered into a short-term Loan Agreement (the “Loan Agreement”) with James Miller and Michael Margolies, directors of the Company, Kevin Gadawski, a director, CEO and CFO of the Company, and Richard Carrington, a shareholder (collectively the “Lenders” and each a “Lender”). Under the terms of the Loan Agreement, the Lenders agreed to loan an aggregate of $385,000 for operating expenses primarily associated with the shut down of certain operating units, as well as to fund growth of the Company. The funds were received by the Company on February 12, 2014. The loans are evidenced by 10% Convertible Promissory Notes (the “Notes”) which bear interest at 10% per annum and mature on February 10, 2015. The Notes are convertible at the lowest per share rate of common stock or common stock equivalents sold in a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings of debt or equity securities to non-affiliates in the aggregate amount of at least $1,000,000. In addition, each Lender received one common stock purchase warrant (the “Warrants”) for each $2.50 loaned to the Company. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Executive Vice President Employment Agreement

Effective January 1, 2014, the Company entered into an Employment Agreement (the “Agreement”) with Jeffrey R. Smith, its Chairman, Executive Vice President, and director. The term of the Agreement is one year. Under the Agreement, Mr. Smith’s annual base salary is $250,000 commencing on January 1, 2014 and may increase if approved by the Compensation Committee or the board of directors. Salary may be paid with shares of common stock under an equity compensation plan at a 25% discount to the fair market price at the end of the pay period with the consent of both the Company and Mr. Smith. Mr. Smith will be eligible to receive an annual bonus of up to 100% of the then applicable base salary upon achievement of annual performance objectives to be determined by the Compensation Committee or board of directors. Mr. Smith will be entitled to participate in the employee benefit plans maintained by the Company including group medical, dental, vision, disability, life insurance, flexiblespending account, and 401(k).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

Historically, a significant portion of the Company's business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco account for the balance of loan applications.

The Company has retail offices located around the United States from which it derives revenue from the loan origination volume from these offices.  The Company is able to leverage the Company’s warehouse lines of credit relationships with related parties in order to provide it the funding capacity to support anticipated growth. PSMI is licensed in 23 states and operates out of approximately 37 offices around the country.

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

The following table represents a production matrix reflecting our past production by number of Loans Closed and Dollar Volume:

Six Months Ended December 31,	Number of Loans Closed	Dollar Production
2012	2,063	$357,054,108
2013	1,326	$236,023,566

Strategy For Growth

Over the last year, the Company has embarked on a strategy to become a national lending platform that it anticipates other small to medium sized brokers and lenders will want to join as they face challenges due to the changing regulatory environment and mounting competitive pressures on their businesses. Quite simply, the Company wants to be the destination they think of first when they are considering a move. The Company has taken steps to prepare its platform in order to support anticipated growth. Specifically, it has completed a capital raise, hired additional experienced management, strengthened and improved corporate governance, obtained additional state licensing in key markets, implemented programs where its stock is an attractive currency for recruiting and implemented reporting metrics and management analysis tools help management better manage the business. Further, The Company continues to evaluate additional opportunities to monetize origination volume by participating in such things as service release premium and gain on sale in the secondary markets.

The Company is one of nine approved lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  The PrimeSource office in Newport Beach, CA has loan originators dedicated to servicing this platform. The Company intends to significantly increase the number of states it is obtaining Costco leads in during the calendar year 2014. Management believes it has committed the appropriate resources in terms of monetary and human capital to position the Company as a leading lender on this platform.

As a result of the market consolidation in the mortgage banking industry, the Company continues to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the six months ended December 31, 2013, we added a total of 9 locations through onboarding of other mortgage operations (Kansas, California and Utah). We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations Three and Six Months Ended December 31, 2013

The Company reported a net loss of $(1,215,969) and $(2,741,631) for the three and six months ended December 31, 2013 compared to a net income of $212,000 and $444,482 for the comparable periods in the prior year.  The decrease in income was a direct result of lower production volumes, decreased revenue and increases in both fixed and variable compensation. The Company has taken certain measures to more closely align costs with the current and anticipated productions levels and has transitioned much of the Company’s volume to it’s fully delegated platform which offers additional ways in which the Company can earn revenue on each loan transaction. Additionally, the Company continues to actively recruit new operations and loan officers to its platform in an effort to increase production and revenue.

Revenues

Total revenues decreased by $(2,176,046) or 36.4% to $3,797,928 for the three months ended December 31, 2013, as compared to $5,973,974 for the three months ended December 31, 2012. Our total revenues decreased by $(4,266,496) or 36.1% to $7,562,275 for the six months ended December 31, 2013 compared to $11,828,771 for the six months ended December 31, 2012. For the current six-month period, our origination volumes decreased by 121,030,542 compared to the prior year. Additionally, as the entire market experienced reduced origination volumes, competitive pricing pressure increased which directly reduced yield spreads in the current period. The Company believes these competitive pressures and depressed origination volume are likely to continue through the first few calendar quarters of 2014. We anticipate that our recruitment of additional operations in key markets across the country will help offset the declines we are currently experiencing. However, there is no assurance that we will be successful in these efforts and our operating results may continue to decline.

Operating Expenses

Total operating expenses decreased by $(769,446) or 13.3% to $5,014,364 for the three months ended December 31, 2013 as compared to $5,783,810 for the prior year period. For the six months ended December 31, 2013, operating expenses amounted to $10,305,420, a reduction of $1,098,634 or 9.6% from the prior six months in which operating expenses amounted to $11,404,054. Our largest single operating cost is compensation, both in terms of fixed salaries and wages and commissions paid on closed loans. During both the three and six month periods ending December 31, 2013, salaries and commissions as a percentage of revenue increased significantly to 92.2% and 92.1% compared to 66.0% and 64.8% for the three and six month periods ended December 31, 2012, respectively. This increase as a percentage of total revenue is directly associated with the newer rules surrounding loan originator compensation in which the loan originators get paid a fixed fee per loan regardless of the profitability of that loan. In the current periods, the competitive landscape was such that overall margins on closed loans were lower yet compensation paid on those loans was unchanged compared to the prior year. We are aggressively looking at modifications to our current compensation structure that would more closely align our compensation and overhead to the future expected origination volume and to industry norms.

Depreciation and amortization expense increased by $15,023 to $76,624 for the three months ended December 31, 2013, and increased by $24,110 to $146,683 for the six months ended December 31, 2013. This is attributed to a higher balance of fixed assets compared to the prior period.

Non-operating Income (Expense)

Total non-operating income was $467 and $1,514 for the three months and six months ending December 31, 2013 as compared to non-operating income of $21,836 and $19,765 in the same periods in the prior year. Non-operating income and expense in both periods represented interest income and interest expense with some insurance proceeds in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,071,379 as of December 31, 2013. In addition, cash of $500,000 is restricted as collateral against various state licensing bonds. As shown in the accompanying consolidated financial statements, the Company recorded a net loss of $(2,741,631) for the six months ended December 31, 2013, compared to a net income of $444,482 for the comparable period in the prior fiscal year. Current assets exceeded current liabilities by $557,262 at December 31, 2013. The Company incurred a significant reduction in working capital in the recently completed quarter and is implementing various cost reduction initiatives to conserve working cash balances. Additionally, the Company is aggressively recruiting additional mortgage operations to join the platform and increase origination volume and profitability. During the current quarter, the Company closed its first loans as a full correspondent lender. This means that the Company performed all of the back office functions beyond the origination, essentially delivering a closed loan to the ultimate investor. In addition to California, the Company has been funding loans from the New Jersey offices on this platform since October and intends to roll out the platform company wide in February. Operating as a full lender delivering closed loans to investors could increase profitability and improve the ability to recruit additional operations currently operating in a similar manner. There are no assurances that the Company will be successful in rolling out the fully delegated platform throughout the entire Company, or that the Company will be able to successfully recruit additional profitable mortgage operations to join the platform. If the Company is unsuccessful in these initiatives, revenue and profitability may continue to decline and there may not be enough capital to continue to implement growth plans. Further, the Company may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders. There are no assurances the Company will be successful in raising additional capital and as such, the business could fail.

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2013 was $(3,031,485) compared to net cash provided by operating activities of $676,533 for the six months ended December 31, 2012. In the current six-month period, the net loss of $(2,741,631) was the single largest contributing factor to the cash used by operating activities. Other significant items impacting cash used by operating activities were pay down of accrued liabilities in the amount of $(493,648), increase in prepaid expenses and employee advances of $(154,538) and $(51,579), respectively offset somewhat by collection of accounts receivable of $163,721 and an increase in accounts payable of $65,409. In the prior period, net income was $444,482. The other largest contributing factors to cash provided by operating activities were collection of accounts receivable of $227,597, a reduction in prepaid expenses of $180,376 and a pay down of accounts payable of $(325,186).

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2013, was $(218,394) resulting almost entirely from cash used to purchase property and equipment of $(207,053). For the six months ended December 31, 2012 net cash used in investing activities amounted to $(15,951) resulting from cash used for purchase of property and equipment amounting to $(22,195) offset somewhat by cash received on employee advances of $7,918. The company does not currently have material commitments for capital expenditures and does not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2013 was $(194,360) consisting of cash paid for preferred dividends amounting to $(171,000) and cash paid on short term financing of $(23,360). Net cash used in financing activities in the prior year period was $(100,000) consisting of a cash payment of $(100,000) on a loan from a related party.

As a result of the above activities, the Company experienced a net decrease in cash of $(3,444,239) for the six months ended December 31, 2013. The Company's ability to continue as a going concern is still dependent on its success in recruiting profitable and stable mortgage businesses, expanding the business of our existing branches, and reducing its current expense structure proportionate to the volumes the Company is currently experiencing and that are expected to continue for the foreseeable future.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments. (See Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies”).  The Company believes that the following paragraphs reflect accounting policies that currently affect the Company's financial condition and results of operations:

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

Revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded by third parties. Revenue is recognized as earned on the earlier of the settlement date or the funding date of the loan.  In addition, the Company receives supplemental compensation from our warehouse line providers based on achieving certain production levels which we recognize as revenue when the loans are sold off the warehouse lines.

Recent Accounting Pronouncements

The Company has evaluated the possible effects on its financial statements of the accounting pronouncements and accounting standards that have been issued or proposed by FASB that do not require adoption until a future date, and that are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the three and six months ended December 31, 2013, we incurred significant losses due a variety of factors such as increased interest rates and a downturn in refinancing activities, which has impacted production and revenues. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, becoming a full correspondent lender, and restructuring compensation arrangements with management and loan originators, we may not be able to be profitable or to continue operations under our current operating model.

Operating losses as reported in our current financial statements will make it more difficult to attract and onboard additional mortgage operations. If we are unable to onboard a significant number of new profitable operations, we may not generate sufficient revenues to continue current operations.

There are no assurances that we will be successful in modifying our current process to become a full correspondent lender throughout our entire Company, that we will be able to successfully recruit additional profitable mortgage operations to our platform, or that we will be able to successfully modify our current cost structure. If we are unsuccessful in these initiatives, our revenue and profitability may continue to decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders. Please refer to subsequent events discussion titled short-term financing.

Due to increases in interest rates beginning in June 2013, firms who were leveraged in refinance business have now shifted to purchase business which has increased purchase competition significantly. If we are unable to compete with the larger group of competitors, we will not reach profitability and our business could fail.

The historically low mortgage interest rates that the industry experienced during most of 2012 and 2013 generated a significant volume of refinance business for mortgage brokerage and lending firms. In June of 2013, these rates increased noticeably which has led to less refinance business in the mortgage industry and more competitive pricing pressures for the remaining lenders. For firms who were principally engaged in the refinance business segment of the mortgage industry, the increase in rates resulted in a shift from refinance to purchase business. The shift has resulted in more mortgage firms refocusing efforts to the purchase mortgage financing, which represents a majority of our business, and has significantly increased the competition for purchase mortgage business which we believe has resulted in fewer mortgage closings by us since June 2013. If we are unable to compete in the increasingly competitive purchase business, we will not reach profitability and our business could fail.

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

PSM HOLDINGS, INC.

Date: February 18, 2014	By:	/s/ Kevin Gadawski
Kevin Gadawski, President (Chief Executive and Principal Financial Officer)