Form 10-Q
period 2014-03-31
PSM HOLDINGS INC
filed 2014-05-20
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [   ]  No [X]

As of May 14, 2014, there were 29,468,259 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended March 31, 2014

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by the Company in the mortgage industry;

●	The hiring and retention of key employees;

●	Expectations and the assumptions relating to the execution and timing of growth strategies;

●	The assumption of unknown risks or liabilities from past or future business combination transactions;

●	A further decline in the economy;

●	A significant increase in interest rates;

●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;

●	A loss of significant capacity in the Company’s warehouse lines of credit;

●	The loss from any default on mortgage loans originated by us before they are sold to third parties;

●	The loss of branch offices from our network;

●	Uncertainty of the secondary mortgage market;

●	Inability to expand market presence through recruiting;

●	Failure to successfully generate loan originations or otherwise market our services; and
●	Failure to meet minimum capital requirements to maintain our Full Eagle.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash & cash equivalents	$186,170	$4,515,618
Accounts receivable, net	548,660	885,077
Loans held for sale	15,428,636	17,702,492
Prepaid expenses	306,540	161,717
Other assets	15,478	5,334
Total current assets	16,485,484	23,270,238

Property and equipment, net	584,618	490,293

Restricted cash	902,989	500,000
Loan receivable	88,898	88,898
Employee advances	22,141	33,930
Intangible assets, net of accumulated amortization, March 31, 2014 - $716,303 and June 30, 2013 - $607,363	3,383,231	3,492,172
Security deposits	37,827	26,486
Total Assets	$21,505,188	$27,902,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$823,142	$503,895
Warehouse lines of credit payable	15,428,636	17,670,412
Notes payable	992,273	35,038
Dividend payable	85,500	85,500
Accrued liabilities	663,065	1,418,996
Cash held in escrow for renovation loans	151,310	-
Total current liabilities	18,143,926	19,713,841

Total Liabilities	18,143,926	19,713,841

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A , 3,700 shares issued and outstanding at March 31, 2014 and June 30, 2013	4	4
Convertible Series B , 2,000 shares issued and outstanding at March 31, 2014 and June 30, 2013	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,468,259 and 29,402,024 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	29,468	29,402
Treasury stock, at cost: shares held 21,600 at March 31, 2014 and June 30, 2013	(22,747)	(22,747)
Additional paid in capital	22,999,039	23,204,207
Accumulated deficit	(19,644,504)	(15,022,692)
Total Stockholders' Equity	3,361,262	8,188,176

Total Liabilities and Stockholders' Equity	$21,505,188	$27,902,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013

Revenues	$2,323,858	$4,448,569	$9,886,133	$16,277,340

Operating expenses:
Selling, general & administrative	4,147,000	5,887,822	14,356,237	17,169,305
Depreciation & amortization	76,358	60,729	223,041	183,300
Total operating expenses	4,223,358	5,948,551	14,579,278	17,352,605

Loss from operations	(1,899,500)	(1,499,982)	(4,693,145)	(1,075,265)

Non-operating income (expense):
Interest expense	(2,007)	(1,021)	(3,994)	(6,583)
Interest and dividend income	1,953	1,315	5,455	5,735
Loss on retirement of assets	(18,628)	-	(18,628)	-
Other income	38,000	79,993	88,500	100,900
Total non-operating income (expense)	19,318	80,287	71,333	100,052

Loss from continuing operations before income tax	(1,880,182)	(1,419,695)	(4,621,812)	(975,213)

Provision for income tax	-	-	-	-

Net loss	(1,880,182)	(1,419,695)	(4,621,812)	(975,213)

Dividends on preferred stock	(85,500)	(53,200)	(256,500)	(53,200)

Net loss available to common stockholders'	$(1,965,682)	$(1,472,895)	$(4,878,312)	$(1,028,413)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.07)	$(0.05)	$(0.17)	$(0.04)

Weighted average number of common shares outstanding - basic & diluted	29,468,259	29,402,024	29,437,446	29,332,813

Weighted average number of shares used to compute basic and diluted loss per share for the three and nine month periods ended March 31, 2014 and 2013 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,621,812)	$(975,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	484,192
Depreciation and amortization	223,041	183,300
Share based payment awards	34,837	50,026
Stock issued to third parties for services	9,935	6,667
Stock issued as compensation	6,624	52,000
(Increase) decrease in current assets:
Accounts receivable	368,497	333,476
Prepaid expenses	(144,822)	126,063
Employee advances	11,789	-
Other current assets	(10,143)	(1,308)
Increase (decrease) in current liabilities:
Accounts payable	319,247	(377,681)
Accrued liabilities	(755,931)	(83,314)
Cash held in escrow for renovation loans	151,310	-
Net cash used in operating activities	(4,407,428)	(201,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(208,425)	(42,929)
Cash paid for security deposits	(11,341)	(5,674)
Net cash used in investing activities	(219,766)	(48,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of preferred stock	-	5,700,000
Cash paid for transaction costs and placement agent fees on preferred stock sale	-	(527,965)
Cash paid for preferred dividends	(256,500)	-
Cash received in short term financing	957,235	-
Cash payments on loan from related party	-	(100,000)
Net cash provided by financing activities	700,735	5,072,035

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(3,926,459)	4,821,640

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,015,618	355,421

CASH & CASH EQUIVALENTS	186,170	5,177,061
RESTRICTED CASH	902,989	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,089,159	$5,177,061

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

Business Activity

PSM Holdings, Inc., through its consolidated subsidiaries, (collectively the “Company” or “PSMH”) originates mortgage loans funded either directly off the Company’s warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of the Company’s mortgage origination volume is banked off of our current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and, further, does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Costco and Path2Sell account for the balance of loan applications.

The Company currently operates in or is licensed in the following states: Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Minnesota, Montana, Nebraska, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming and has started the application process in additional states throughout the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2013, which were filed with the Securities and Exchange Commission on September 30, 2013 on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

Restricted Cash

The Company has certain cash balances set aside as collateral to secure various bonds required pursuant to the licensing requirements in some of the states in which it conducts business. Additionally, the Company maintains cash in escrow accounts related to 203k loans funded in which the renovation project is still ongoing at the period end.

Accounts Receivable

Accounts receivable represent commissions earned and fees charged on closed loans that the Company has not received. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts.

Employee Advances and Loans Receivable

Employee advances and loans receivable are stated at the unpaid principal balance. Interest income, if any, is recognized in the period in which it is earned.

Loans Held For Sale

The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Loans held for sale are recorded at their fair value, with the exception of any loans that have been repurchased from investors on which the Company did not elect the fair value option. Approximately six loans held for sale as of March 31, 2014 have yet to be sold to investors. The Company is servicing these loans until they can be sold to an investor. The Company also has certain renovation loans that have been funded against the warehouse lines and cannot be sold to investors until the renovation project has been completed, typically 90 days from funding. The loans are not considered impaired and are being carried on the balance sheet at market value.

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five-year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $306,540 and $161,717 at March 31, 2014 and June 30, 2013, respectively.

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

Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight line basis over their estimated lives.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $205,833 and $567,485 for the three and nine months ended March 31, 2014 compared to advertising expense of $245,795 and $675,436 for the three and nine months ended March 31, 2013, respectively.

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees. The Company uses the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 14 days. However, since October 2013, we have added additional investors and modified our processes to be fully delegated with these investors. Partly due to this newer process, we have been experiencing a longer delay in selling of our funded loans, greater than 30 days on average. We believe this is temporary and will return to more normal timeframes as our processes mature. The gain or loss on the sale of loans is realized on the date the loans are sold.

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue from the override fee is recognized as earned when the loan is sold off of the warehouse line. We have accrued revenue for all loans that were funded prior to March 31, 2014 that have subsequently been sold, or are anticipated being sold in a reasonable time frame.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 98% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 for the periods ended March 31, 2014 and 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2014 (Unaudited)	June 30, 2013
Fixtures and equipment	$1,794,624	$1,683,732
Less: Accumulated depreciation	(1,210,006)	(1,193,439)
Property and equipment, net	$584,618	$490,293

Depreciation expense for the three and nine months ended March 31, 2014 was $40,043 and $114,100, respectively, compared to the depreciation expense for the three and nine months ended March 31, 2013 of $24,413 and $74,359, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at March 31, 2014 and 2013 consist of:

	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3,994	$6,583
Cash paid for income taxes	$-	$-

Cancellation of common stock	$-	$637
Cancellation of contracts requiring cancellation of common stock	$-	$(204,715)
Cancellation of common stock issued to employees	$-	$(12,800)
Stock issued for services	$16,559	$58,667
Stock and stock options issued to employees as bonus	$34,837	$62,825

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. This individual has also served as our President and Chief Executive Officer since August 28, 2013. For the three and nine months ended March 31, 2014, the Company recorded compensation expense of $60,000 and $170,000, respectively. These amounts include 26,494 shares of common stock received in lieu of cash compensation, which were discounted at 25% to the market price on the date the compensation was earned. For both the three and nine month periods ended March 31, 2013, the Company recorded compensation expense of $40,000. The Company also pays the contributed health insurance premium which is currently at $345 per month.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2014. The term of the EA is one year. Under the EA, the Company agreed to pay an annual base salary of $250,000. Salary may be paid with shares of common stock under an equity compensation plan at a 25% discount to the fair market price at the end of the pay period. The EA also allows for an annual bonus of up to 100% of the then applicable base salary upon achievement of annual performance objectives to be determined by the Compensation Committee or board of directors. For the three and nine month periods ended March 31, 2014 and 2013, the Company recorded $52,053, $145,419, $100,000 and $200,000 in compensation expense, respectively. In the prior nine month period, $16,667 was paid by the issuance of 53,994 shares of common stock. Additionally, for both three and nine month periods the Company recorded $2,100 and $6,300 in car allowance, and paid the Company contributed health insurance premium which is currently at $345 per month.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its former President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of Agreement. For the three and nine months ended March 31, 2014, the Company recorded $2,696 and $140,196 in compensation expense, compared to $68,750 and $193,750 for the same periods in the prior year. During the nine months ended March 31, 2013, $18,750 of the compensation was paid with 67,492 shares of common stock which was valued at a 25% discount to market on the date the compensation was earned. For both the three and nine months ended March 31, 2014 and 2013, the Company paid a car allowance of $0, $5,500, $2,250 and 6,750, respectively. The Company also paid the Company contributed health insurance premium which is currently at $345 per month. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director and all payments and amounts due under the original employment contract ceased as of December 31, 2013.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the three and nine months ended March 31, 2014, the Company recorded consulting expense of $0 and $60,000 relating to this agreement. In October, the Company paid half of the consulting fee by the issuance of 39,741 shares of common stock that were issued at a 25% discount to the market on the date the compensation was earned. This entity waived the consulting fee for the months of November 2013 through March 2014. In the prior three and nine month period, the Company recorded expense of $30,000 and $30,000 related to this agreement. This director is also one of the accredited investors who invested in the Company’s Series A preferred stock offering in February 2013 and as such receives quarterly dividend payments consistent with all of the Series A preferred holders.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of March 31, 2014 and June 30, 2013 amounted to $15,255,782 and $15,688,725, which were offset by $15,255,782 and $15,688,725 of funding receivables as of March 31, 2014 and June 30, 2013, respectively (See Note 8).

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. (“UCMC”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one the Company’s corporate lending centers. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $30,000 and $90,000 for the three and nine months ended March 31, 2014 and $30,000 and $90,000 for the three and nine months ended March 31, 2013, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the original employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with 60 days notice from either party and provided additional overrides based on production. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The Company recorded total compensation expense of $10,412, $98,571, $66,271 and $139,187, for the three and nine months ended March 31, 2014 and March 31, 2013, respectively. Effective January 31, 2014, this individual resigned from all positions with the Company.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company (“Fidelity”). The term of the original employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides that, for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. Further, effective January 31, 2014, the individual resigned from all positions with the Company. The Company recorded total compensation expense of $92,415, $474,421, $224,058 and $838,132 for the three and nine months ended March 31, 2014 and 2013, respectively.

The Company leased an office space in a building that is 100% owned by this former employee. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and require a monthly rent of $21,720. Total rent paid for the office lease for the three months and nine months ended March 31, 2014 and 2013 were $0, $130,320, $65,161 and $130,320 respectively. Upon the resignation of this individual during the current quarter, the office lease was effectively terminated.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the Company’s acquisition of Iowa Mortgage Professionals, Inc. (“IMP”). The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his original employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the Iowa branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with 60 days notice from either party and provided additional overrides based on production. Effective January 31, 2014, this individual resigned from all of his positions with the Company. The Company recorded total compensation expense of $18,829, $98,920, $40,552 and $121,348 in bonus and over-ride commissions for the three and nine months ended March 31, 2014 and 2013, respectively.

On March 29, 2012, a management company of which this individual is a principal provided a revolving line of credit to the Company in the amount of $100,000. The line of credit was unsecured, bears a 6% annual rate of interest and was due on March 20, 2013. Upon maturity in March 2013, the line of credit was not renewed.

This individual is the principal of a third party processing company that provided processing services for loans funded in the Company’s Iowa branch through February 2014. The per file fees charged are believed to be under market pricing. The fees were paid by the borrower at closing and were not paid directly by the Company.

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity branch on annual net income in excess of $500,000. In January 2014, this individual resigned from his employment with the Company. The Company recorded total compensation expense of $42,325, $251,476, $89,255 and $409,635 for the three and nine months ended March 31, 2014 and 2013, respectively.

Loan Receivable

Loan receivable from a related party as of March 31, 2014 consists of:

	Original loan	Balance due March 31, 2014 (Unaudited)	Balance due June 30, 2013
Secured loans to NWBO Corporation (NWBO)	$167,000	$88,898	$88,898

Accrued interest due from NWBO	-	9,338	5,334
	$167,000	$98,236	$94,232
Less allowance for uncollectible amounts	-	-	-
	$167,000	$98,236	$94,232

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s own common stock held by NWBO. On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on the Security Agreements from 9.25% to 6%, and (ii) the maturity date to September 30, 2013. The note was subsequently amended through February 14, 2014 and the Company is finalizing an extension of the note through October 15, 2014. The extension has not been executed. All other terms and conditions of the Security Agreement will remain the same. The balance due on the loan receivable from NWBO amounted to $88,898 as of March 31, 2014. The loan receivable is under collateralized by $83,236 based upon the fair value of 150,000 shares at the closing share price of $0.10 on May 1, 2014. The Company recorded interest income of $1,344, $4,033, $1,344, and $4,033 from the loan receivable from NWBO for the three and nine months ended March 31, 2014 and 2013, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – NOTES RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary, PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. The principal and any unpaid interest are due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of the Note. As such, the Company has reserved 100% of the outstanding balance as uncollectible.

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

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2014 (Unaudited)	June 30, 2013
Intangible assets not subject to amortization:
FHA "Full Eagle" Status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State Licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$495,023	$495,023
NWBO License	824,999	824,999
	$1,320,022	$1,320,022
Less: accumulated amortization	(716,303)	(607,363)
Total	$603,719	$712,659

Total Intangible Assets, net	$3,383,231	$3,492,171

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on a quarterly basis, or more frequently, if warranted by circumstances. During the current quarter, employees at certain offices resigned from their employment with the Company. Some of the intangible balances above relate to these offices. The Company is finalizing its transition with these offices which is expected to be completed during the fiscal fourth quarter. As such, the Company will assess the value of these intangibles as these transitions are finalized. It is possible that significant impairment charges relating to goodwill and or customer lists will be required during the quarter ending June 30 once these transitions are finalized. As of March 31, 2014, the balance of goodwill and other intangibles related to these offices amounted to approximately $2,045,000.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amount allocated for the purchase of the customer list as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes customer lists over a period of eight years. Amortization expense recorded for the three and nine months ended March 31, 2014 and 2013 was $21,581, $64,743, respectively. Amortization expense to be recognized for the years ending June 30, 2014 to 2019 is $86,325, $49,151, $47,209, $47,209, $47,209 and $35,490, respectively.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“NWBO”), a Texas based company engaged in the business of providing proprietary technology to generate leads. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s common stock in favor of NWBO and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of license amounted to $824,999. The Company is amortizing the cost of the license over 14 years, which is the initial five-year period of the agreement, plus three automatic three-year renewal terms. Amortization expense recorded for each of the three and nine months ended March 31, 2014 and 2013 was $14,732 and $44,196, respectively. Amortization expense to be recognized for each of the years ending June 30, 2014 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of March 31, 2014 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2014. The outstanding balance on this line of credit as of March 31, 2014 was $0;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on June 19, 2014. The balance outstanding on this line of credit as of March 31, 2014 was $0;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event less than 7% per annum. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of March 31, 2014 was $0;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to $3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The warehouse line of credit matures on September 30, 2014. The outstanding balance on this line of credit as of March 31, 2014 was $172,854;

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2013 the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2014. The outstanding balance on this line of credit as of March 31, 2014 was $15,255,782.

The lines of credit provide short term funding for mortgage loans originated by the branch offices. The lines of credit are repaid when the loan is sold to third party investors. The Company does not intend to hold and service the loans. The lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $15,428,636 in loans outstanding against the warehouse lines of credit as of March 31, 2014. Subsequent to March 31, 2014, approximately 90% of the loans outstanding on the credit lines have been purchased by investors.

NOTE 9 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at March 31, 2014 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the nine months ended March 31, 2014 and 2013:

2012 Stock Option/Stock Issuance Plan

On December 12, 2011, the shareholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of common stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards will be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date.

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

On February 20, 2014, the Company granted 250,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,733 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 117.12%, three-year term and dividend yield of 0%.

As of March 31, 2014, the Company has granted 2,823,338 shares of common stock or stock options valued at $863,845 to employees and consultants under 2012 Plan and 3,176,662 common shares remained unissued and available for future issuances.

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

On July 15, 2012, the Company and the consultant mutually agreed to cancel the January 31, 2012 and May 9, 2012 agreements, and agreed to enter into a new consulting agreement dated July 16, 2012 for the issuance of 425,000 shares of common stock for providing business advisory and consulting services to the Company for a period of six months. On July 15, 2012, the Company and the consultant mutually agreed that the consultant will accept the remaining unvested common shares from the January 31, 2012 and May 9, 2012 contracts amounting to 434,492 common shares for a value of $82,670 instead of receiving 425,000 newly issued shares per the July 16, 2012 agreement.

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

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of common stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of March 31, 2014, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

Total common shares issued and outstanding under all stock plans at March 31, 2014 were 29,468,259.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrant issuances

Pursuant to short-term notes issued on February 12, 2014 and March 13, 2014, the Company issued warrants to purchase 454,000 shares of the Company’s common stock. The warrants were initially exercisable at $0.40 and included adjustments for certain events such as capital being raised at less than the initial exercise price. As part of the Preferred Stock issuance on April 1, 2014 (See Subsequent Events note), the exercise price was adjusted to $0.24. The warrants expire on February 12, 2019 and March 13, 2019. The fair value of the warrants was determined to be $36,490 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 135.0%, five year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded related to the warrants.

Pursuant to the preferred stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s common stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of the warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded related to the warrants.

Pursuant to the terms of the private placement offering in July 2011, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of common stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, three-year term and dividend yield of 0%. Since the warrants were issued in conjunction with capital raise, no expense was recorded in the accompanying financial statements as of March 31, 2014.

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the former President of the Company for past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 6,828,328 warrants outstanding as of March 31, 2014 at a weighted average exercise price of $0.86.

NOTE 10 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 8,403,328 as of March 31, 2014. These common stock equivalents may dilute earnings per share.

For the three and nine months ended March 31, 2014 and 2013, basic and diluted loss per share was the same as the effect of dilutive securities would have been anti-dilutive.

Basic and diluted net income per share for the three and nine months ended March 31, 2014 and 2013 was calculated as follows:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013		For the nine months ended March 31, 2014		For the nine months ended March 31, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

NUMERATOR
Net loss available to common stockholders'	$(1,965,682)	$(1,965,682)	$(1,472,895)	$(1,472,895)	$(4,878,312)	$(4,878,312)	$(1,028,413)	$(1,028,413)

DENOMINATOR
Weighted average common shares outstanding	29,468,259	29,468,259	29,402,024	29,402,024	29,437,446	29,437,446	29,332,813	29,332,813
Common stock issuable on exercise of warrants
Total	29,468,259	29,468,259	29,402,024	29,402,024	29,437,446	29,437,446	29,332,813	29,332,813

Net loss per share	$(0.07)	$(0.07)	$(0.05)	$(0.05)	$(0.17)	$(0.17)	$(0.04)	$(0.04)

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

Historically, the Company has not gathered data on the number of leads and loans closed, and commissions earned and paid, relating to the NWBO license since the branch offices are managed independently and may choose not to use these lead generating opportunities. Because some of the branches have taken advantage of the NWBO opportunity, management has recently begun tracking some of the results from those offices. Based on this limited information, management believes there are approximately 7% of the loans being derived from the NWBO signs. However, management believes this number could grow significantly based on the new strategy and product offering available to the Company. NWBO has dramatically evolved from their original model which focused solely on sale by owners.  The revised model is now focused around a consumer-centric realtor model with a significant focus on mobile technology tools and social media marketing strategies. NWBO expanded its initial Smart Sign technology into a proprietary software called eNfoDeliveredTM, which is now a lead acquisition, lead development and lead delivery platform.  A second proprietary software called Path2Sell SystemsTM was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, administration and support.  While helping to add to a loan origination pipeline, Path2Sell SystemsTM allows a much greater focus on tools deliverable in each lending center/branch; tools specific to create greater leverage with local realtor and home builder contacts.

The Company has developed a method to measure the value of the NWBO license. The method is a computation based on revenue from new and existing branches and the incremental volume the NWBO license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at March 31, 2014 and March 31, 2013.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employment agreements

The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2014. The Company’s practice is to revise employment agreements as they become due to make the agreements at will requiring no more than 60 days termination notice by either party. The Company did recently renew the employment agreement for its Executive Vice President and Chairman which was renewed as a one year agreement.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease requires an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The current monthly rent for office premises and property and equipment is $57,192. The leases expire between September 2014 and July 2018. Total rent expense recorded for the three and nine months ended March 31, 2014 and 2013 was $190,674, $730,820, $199,531 and $623,084, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at March 31, 2014 are as follows:

For the year ended June 30,	Amount
2014	$120,277
2015	313,680
2016	164,048
2017	146,219
2018	149,067
Total	$893,291

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using Level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014 (Unaudited)		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$186,170	$186,170	$4,515,618	$4,515,618
Restricted cash	902,989	902,989	500,000	500,000
Accounts receivable	548,660	548,660	885,077	885,077
Loans held for sale	15,428,636	15,428,636	17,702,492	17,702,492
Prepaid expenses	306,540	306,540	161,717	161,717
Loan receivable	88,898	88,898	88,898	88,898
Intangible assets	3,383,231	3,383,231	3,492,172	3,492,172

Financial liabilities:
Accounts payable	$823,142	$823,142	$503,895	$503,895
Warehouse line of credit	15,428,636	15,428,636	17,670,412	17,670,412
Short term notes payable	992,273	992,273	35,038	35,038
Preferred dividends payable	85,500	85,500	85,500	85,500
Accrued liabilities	814,375	814,375	1,418,996	1,418,996

NOTE 13 - INDUSTRY RISKS

The mortgage industry has gone through a significant change over the past four years. Foreclosures have caused a credit tightening, making qualifying for loans more difficult for many borrowers. The Company has not experienced credit losses because the Company either has sold the loan prior to or shortly after closing or simply does not fund the loans they originate. The U.S. housing market as a whole has undergone a significant contraction with lenders and investors tightening their credit standards, making the mortgage origination volumes decrease. The historically low rates that the industry experienced during most of 2012 and 2013 had generated a significant volume of refinance business. In June of 2013, the rates increased noticeably which has led to less refinance business and more competitive pricing pressures for the remaining lenders. The impact of the changing rate environment on the Company’s operations has directly impacted the Company’s volume and gross revenue in the most recently completed quarter. In addition, the mortgage industry is experiencing significant regulatory changes which began during 2011 and are continuing through 2014 and beyond, requiring mortgage brokers to significantly modify their operations or seek out merger or sale opportunities in order to comply with the new regulations. Although the Company is trying to combat these issues through various cost adjustments and recruiting of new production, the future impact of these initiatives cannot be determined with any certainty.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of March 31, 2014 was $15,255,782. Subsequent to March 31, 2014, approximately 90% of the loans outstanding on the credit lines have been purchased by investors.

Historically, the Company has recorded a significant portion of its total revenues from one investor, who is a related party. In October 2013, the Company began funding loans on its delegated platform which includes delivery options to multiple investors. This has significantly deceased the reliance on any one investor. As an example, for the three months ended March 31, 2014, approximately 35% of all loans funded were sold to this related party investor, while the balance of loans sold were delivered to approximately ten other investors. It is anticipated that as the Company continues to expand its delegated platform and increases its approvals from additional investors, concentrations among any one investor will continue to decrease.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014. As of March 31, 2014, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 15 – SUBSEQUENT EVENTS

Issuance of Preferred Stock

On April 1, 2014, the Company entered into a Stock Purchase Agreement (the “SPA”) providing for the issuance and sale of $1,800,000 of the Company’s Series C 6% Convertible Preferred Stock (1,800 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”) and $1,400,000 of the Company’s Series D 6% Convertible Preferred Stock (1,400 shares) at $1,000 per share (the “Series D Preferred Stock”). The closing of the SPA occurred on April 1, 2014, with the 1,800 shares of Series C Preferred Stock being sold to LB Merchant PSMH-2, LLC, an entity managed by Michael Margolies, a director and principal shareholder of the Company, and the 1,400 shares of Series D Preferred Stock being sold to two institutional investors and an individual affiliated with one of the institutional investors (each, individually a “Purchaser” or, together, the “Purchasers”). Each share of Series C Preferred Stock and, subject to certain limitations, each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company (“Common Stock”) equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.08, subject to adjustment. If all of the shares of Series C Preferred Stock and Series D Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 40,000,000 shares of Common Stock to the holders of the Series C Preferred Stock and Series D Preferred Stock subject to certain limitations with respect to the Series D Preferred Stock. The holders of Series C Preferred Stock and Series D Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series C Preferred Stock and Series D Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on July 15, 2014. The closing of the SPA occurred on April 1, 2014.

Pursuant to the provisions of the Certificates of Designation for the Series A Preferred Stock and Series B Preferred Stock regarding adjustments in conversion price, because the Company issued and sold additional shares at a price below the initial conversion price of the Series A Preferred Stock and Series B Preferred Stock, the conversion price was adjusted to $0.24 per share. After this adjustment to the conversion price of the Series A Preferred Stock and Series B Preferred Stock, the Series A Preferred Stock and Series B Preferred Stock would convert into a total of 24,782,609 shares of Common Stock (adjusted from 14,250,000).

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 3,200,000 shares of Common Stock (the “Warrants”) were issued to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.088 and expire on April 1, 2019. In addition to the Warrants, the Company will pay $256,000 to the Placement Agent as placement agent fees. The SPA, the form of the Warrants, and the Certificates of Designations with respect to the Series C Preferred Stock and Series D Preferred Stock were filed as exhibits in the Company’s report on Form 8-K filed with the SEC on April 3, 2014.

Repayment of short-term financing

On April 2, 2014, the Company repaid $750,000 of short-term bridge notes, plus interest earned as of that date. $135,000 of notes was contributed as part of the Series C Preferred Stock offering described above.

Sale of Assets

On April 8, 2014, the Company sold assets with a net book value of approximately $44,000. The consideration received was 210,500 shares of PSM Holdings, Inc. common stock, which the Company intends to return to the treasury.

Amendment to Certificate of Incorporation

As a result of the issuance of the shares of Series C Preferred Stock and Series D Preferred Stock described above, and the restating of the conversion price of the Series A Preferred Stock and Series B Preferred Stock, the Company does not have sufficient shares of Common Stock to reserve for 130% of the shares issuable upon conversion of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock as required in the SPA and the original SPA. Pursuant to the terms of these argreements, the Company is required to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock within 60 days following closing of the SPA to provide sufficient reserved shares.

On April 16, 2014, the board of directors, by unanimous written consent, approved an amendment (the “Amendment”) to the Certificate of Incorporation of the Company increasing the total common shares authorized from 100,000,000 to 150,000,000, par value $.001 per share.

On April 18, 2014, the Company filed a preliminary proxy statement with the Securities and Exchange Commission disclosing the Amendment and the Company's desire to solicit votes from existing shareholders to approve the Amendment. The Company has since filed an amended preliminary proxy statement and will file a definitive proxy statement upon completion of the review process.

Stock Option Grants

On April 16, 2014, the Company granted 1,835,000 incentive options to employees. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $144,134 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 142.99%, three-year term and dividend yield of 0%.

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

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices.  We are able to leverage the Company’s warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in 27 states and operates out of approximately 23 offices around the country.

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

The following table represents a production matrix reflecting our past production by number of Loans Closed and Dollar Volume:

Nine Months Ended March 31,	Number of Loans Closed	Dollar Production
2013	2,812	$499,859,078
2014	1,620	$292,886,008

Strategy For Growth

Over the last year, we embarked on a strategy to become a national lending platform that we anticipate other small to medium sized brokers and lenders will want to join as they face challenges due to the changing regulatory environment and mounting competitive pressures on their businesses. Quite simply, we want to be the destination they think of first when they are considering a move. We have taken steps to prepare our platform in order to support our anticipated growth. Specifically, we have completed our capital raise, hired additional experienced management, strengthened and improved our corporate governance, obtained additional state licensing in key markets, implemented programs where our stock is an attractive currency for recruiting and implemented reporting metrics and management analysis tools to help us better manage our business. Further, we continue to evaluate additional opportunities to monetize our origination volume by participating in such things as service release premium and gain on sale in the secondary markets.

We are one of ten approved lenders designated as preferred mortgage lenders on the Costco Mortgage Services Platform (the “MSP”) that began in January 2010, and is operated and managed by First Choice Bank.  Our office in Newport Beach, CA has loan originators dedicated to servicing this platform. We intend to significantly increase the number of states we are obtaining Costco leads in during the calendar year 2014. We believe we have committed the appropriate resources in terms of monetary and human capital to position us as a leading lender on this platform.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the nine months ended March 31, 2014, we added a total of 6 locations through onboarding of other mortgage operations. We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations Three and Nine Months Ended March 31, 2014

We reported a net loss of $(1,880,182) and $(4,621,812) for the three and nine months ended March 31, 2014 compared to a net loss of $(1,419,695) and $(975,213) for the comparable periods in the prior year.  The increased loss was a direct result of lower production volumes, decreased revenue and increases in both fixed and variable compensation. The Company has taken certain measures to more closely align costs with the current and anticipated productions levels. Additionally, the Company continues to actively recruit new operations and loan officers to its platform in an effort to increase production and revenue.

Revenues

Our total revenues decreased by $(2,124,711) or 47.8% to $2,323,858 for the three months ended March 31, 2014, as compared to $4,448,569 for the three months ended March 31, 2013. Our total revenues decreased by $(6,391,207) or 39.3% to $9,886,133 for the nine months ended March 31, 2014 compared to $16,277,340 for the nine months ended March 31, 2013. For the current nine-month period, our origination dollar volumes decreased by $206,973,070 compared to the prior year. This decrease is due, in part, to the departure of three of our larger lending centers during January and February of 2014. Additionally, as the entire market experienced reduced origination volumes, competitive pricing pressure increased which directly reduced yield spreads in the current period. We believe these competitive pressures and depressed origination volume are likely to continue through the remainder of calendar 2014. We anticipate that our recruitment of additional operations in key markets across the country will help offset the declines we are currently experiencing. However, there is no assurance that we will be successful in these efforts and our operating results may continue to decline.

Operating Expenses

Our total operating expenses decreased by $(1,725,193) or 29.0% to $4,223,358 for the three months ended March 31, 2014 as compared to $5,948,551 for the prior year period. For the nine months ended March 31, 2014, operating expenses amounted to $14,579,278, a reduction of $2,773,327 or 16.0% from the prior nine months in which operating expenses amounted to $17,352,605. Our largest single operating cost is compensation, both in terms of fixed salaries and wages and commissions paid on closed loans. During both the three and nine month periods ended March 31, 2014, salaries and commissions as a percentage of revenue increased significantly to 82.5% and 81.5% compared to 71.8% and 64.2% for the three and nine month periods ended March 31, 2013, respectively. This increase as a percentage of total revenue is directly associated with both increased personnel costs associated with our new delegated platform as well as the newer rules surrounding loan originator compensation in which the loan originators get paid a fixed fee per loan regardless of the profitability of that loan. In the current periods, the competitive landscape was such that overall margins on closed loans were lower yet compensation paid on those loans was unchanged compared to the prior year. We are aggressively looking at modifications to our current compensation structure that would more closely align our compensation and overhead to the future expected origination volume and to industry norms.

Depreciation and amortization expense increased by $15,629 to $76,358 for the three months ended March 31, 2014, and increased by $39,741 to $223,041 for the nine months ended March 31, 2014. This is attributed to a higher balance of fixed assets compared to the prior period.

Non-operating Income (Expense)

Our total non-operating income was $19,318 and $71,333 for the three months and nine months ended March 31, 2014 as compared to non-operating income of $80,287 and $100,052 in the same periods in the prior year. In all periods presented, sponsorship income for the Company’s annual conference is the largest contributor to other income. The timing of the receipt of the sponsorship income varies between the quarters it is received. In the current three month period, the Company recorded non-operating expense related to a loss recorded on retired assets in the amount of $(18,628).

Liquidity and Capital Resources

Our cash and cash equivalents were $186,170 as of March 31, 2014. In addition, we have cash of $902,989 that is restricted as collateral against various state licensing bonds or is in escrow for ongoing renovation loans. As shown in the accompanying consolidated financial statements, we recorded a net loss of $(4,621,812) for the nine months ended March 31, 2014, compared to a net loss of $(975,213) for the comparable period in the prior fiscal year. Our current liabilities exceeded our current assets by $1,658,442 at March 31, 2014. In October of 2013, we closed our first loans as a full correspondent lender on our delegated platform. This means that we performed all of the back office functions beyond the origination, essentially delivering a closed loan to the ultimate investor. In February 2014, we rolled out our delegated platform to all of our offices. We estimate that during the most recently completed quarter approximately 50% of our loans were delivered as a full correspondent lender. We anticipate that greater than 90% of our loan volume in future quarters will go through our delegated platform. It is anticipated that operating as a full lender delivering closed loans to investors will increase our profitability per loan and improve our ability to recruit additional operations currently operating in a similar manner. There are no assurances that we will be successful in rolling out our fully delegated platform throughout our entire Company, or that we will be able to successfully recruit additional profitable mortgage operations to join our platform. If we are unsuccessful in these initiatives, our revenue and profitability may continue to decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders. There are no assurances we would be successful in raising additional capital and as such, our business could fail.

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2014 was $(4,407,428) compared to net cash used in operating activities of $(201,792) for the nine months ended March 31, 2013. In the current nine-month period, our net loss of $(4,621,812) was the single largest contributing factor to the cash used by operating activities. Other significant items impacting cash used by operating activities were pay down of accrued liabilities in the amount of $(755,931), increase in prepaid expenses and reduction of employee advances of $(144,822) and $11,789, respectively offset somewhat by collection of accounts receivable of $368,497 and an increase in accounts payable of $319,247. Current period operating activities were also impacted by an increase in the cash held in escrow for project costs related to 203K renovation loans. In the prior period, net loss of $(975,213) was a significant contributor the cash used in operating activities. The other largest contributing factors to cash used in operating activities were a write-off of notes receivable and employee advances totaling $484,192, collection of accounts receivable of $333,476, paydown of accounts payable and accrued liabilities of $(460,995), a reduction of prepaid expenses of $126,063 and expense related to stock transactions issued to employees and consultants of $108,693.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2014, was $(219,766) resulting almost entirely from cash used to purchase property and equipment of $(208,425). Increase in security deposits for new offices also resulted in $(11,341) of change in cash. For the nine months ended March 31, 2013 net cash used in investing activities amounted to $(48,603) resulting from cash used for purchase of property and equipment amounting to $(42,929) and cash paid for security deposits of $(5,674). We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2014 was $700,735 consisting of cash paid for preferred dividends amounting to $(256,500) and cash received from short term financing of $957,235. Net cash provided by financing activities in the prior year period was $5,072,035 consisting of cash received from sale of preferred stock $5,700,000 net against transaction fees incurred in the stock transaction totaling $(527,965). In addition, the company made repayments on loans totaling $(100,000) in the prior year period.

As a result of the above activities, we experienced a net decrease in cash of $(3,926,459) for the nine months ended March 31, 2014. Our ability to continue as a going concern is still dependent on our success in recruiting profitable and stable mortgage businesses, expanding the business of our existing branches, and reducing our current expense structure proportionate to the volumes we are currently experiencing and that are expected to continue for the foreseeable future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Kevin Gadawski, our principal executive officer and principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

During the three and nine months ended March 31, 2014, we incurred significant losses due to a variety of factors such as increased interest rates and a downturn in refinancing activities, which has impacted production and revenues. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, becoming a full correspondent lender, and restructuring compensation arrangements with management and loan originators, we may not be able to be profitable or to continue operations under our current operating model.

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

Item 6.  Exhibits

31.1		Rule 13a-14 Certification by Principal Executive Officer and Principal Financial Officer
32.1		Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Kevin Gadawski
Kevin Gadawski, President & CFO (Principal Executive and Financial Officer)