Form 10-K
period 2014-06-30
PSM HOLDINGS INC
filed 2014-10-14
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,134,560 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and its operating subsidiary are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At October 14, 2014, there were 27,507,759 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services; and
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with HUD or other state regulatory agencies. .
●	Any default in our agreements with preferred shareholders

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of PrimeSource Mortgage, Inc., a Texas corporation (“PSMI”), by a stock for stock exchange in which the stockholders of PrimeSource Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of Durban Holdings, Inc. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by PrimeSource Mortgage, Inc. (reverse acquisition) and a recapitalization of PrimeSource Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of PrimeSource Mortgage, Inc. Goodwill was not recognized from the transaction.

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

Beginning in March of 2011, we began a campaign to attract additional mortgage banking operations to join our platform. We initially acquired five such entities between March and November 2011. Our current strategy is to recruit additional offices and or loan originators to our platform. We do not intend to acquire groups in the future.

Our corporate structure consists of PSMH as the parent holding company with PSMI acting as our principal operating entity in which all mortgage lending operations are conducted.

On February 4, 2013, we entered into a Stock Purchase Agreement (the “2013 SPA”) with LB Merchant PSMH-1, LLC (an entity managed by Michael Margolies, a director and principal shareholder of the Company) and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and issuance and sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment for stock splits, and certain stock issuances outside the 2012 Stock Incentive Plan which are at a price lower than the initial conversion price. For more information concerning this transaction, please refer to the Company’s previously filed current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2013. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the initial conversion price, the Company would have been obligated to issue 14,250,000 shares of Common Stock to the holders of the Preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the 2013 SPA occurred on February 5, 2013.

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

Pursuant to the 2013 SPA, the Company granted the Purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registerable securities or the Series B registerable securities, as provided in the 2013 SPA.

On April 1, 2014, we entered into a Stock Purchase Agreement (the “2014 SPA”) providing for the issuance and sale of $1,800,000 of the Company’s Series C 6% Convertible Preferred Stock (1,800 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”) and $1,400,000 of the Company’s Series D 6% Convertible Preferred Stock (1,400 shares) at $1,000 per share (the “Series D Preferred Stock”). The closing of the 2014 SPA occurred on April 1, 2014, with the 1,800 shares of Series C Preferred Stock being sold to LB Merchant PSMH-2, LLC, an entity managed by Michael Margolies, a director and principal shareholder of the Company, and the 1,400 shares of Series D Preferred Stock being sold to two institutional investors and an individual affiliated with one of the institutional investors (each, individually a “2014 Purchaser” or, together, the “2014 Purchasers”). Each share of Series C Preferred Stock and, subject to certain limitations, each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company (“Common Stock”) equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.08, subject to adjustment. If all of the shares of Series C Preferred Stock and Series D Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 40,000,000 shares of Common Stock to the holders of the Series C Preferred Stock and Series D Preferred Stock subject to certain limitations with respect to the Series D Preferred Stock. The holders of Series C Preferred Stock and Series D Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series C Preferred Stock and Series D Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on July 15, 2014.

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

Business Operations

We are considered one reporting unit based on our one line of business and the way that management reviews results.

We originate mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PSMI.

Historically, a significant portion of our business has been referral based and purchase oriented (versus refinance). We do not directly participate in the secondary markets and further do not maintain a servicing portfolio. Approximately 75% of our total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources such as Path2 Sell account for the balance of loan applications.

PSMI is currently licensed in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, New Jersey, New Mexico, New York, Oklahoma, Oregon, Texas, Utah, Virginia and Washington.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.   The warehouse lines of credit are repaid typically within an overall average of 16 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 95% of all of the residential mortgage loans processed by us are currently being closed using these available warehouse lines of credit.  Warehouse capacity with our primary warehouse provider, a related party, is adequate to support our current volumes, as well as anticipated growth.

License Agreement with Nationwide

On April 14, 2006, we entered into a license agreement with Nationwide By Owner, Inc., a Texas corporation with offices in Fort Worth, Texas (“Nationwide”).  The license grants all of PSMI offices and their loan officers the exclusive right to leads generated by Nationwide’s proprietary product offerings for lead generation.

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

On or about May 15, 2007, we loaned an aggregate of $167,000 to Nationwide for its operating expenses.  This loan is evidenced by a promissory note which was originally due on May 30, 2008.  The loan is secured by the 150,000 shares of PSMH Common Stock which we issued to Nationwide in the original agreement.  On June 12, 2012, we renegotiated the promissory note with Nationwide and agreed to (i) amend the annual interest rate on the promissory note to 6%, and (ii) extend the maturity date to September 30, 2013.  On May 13, 2014, we executed an extension of the note through October 15, 2014. All other terms and conditions of the promissory note remained the same and the balance outstanding as of June 30, 2014 was $99,566 (principal of 88,898 and accrued interest of $10,668). The loan to Nationwide was under-collateralized by approximately $81,566 using the closing share price of $0.12 of PSMH Common Stock as of June 30, 2014.  Due to the contract renegotiation and high volatility of PSMH share price, we did not deem it necessary to record a provision for doubtful debts as of June 30, 2014 for the under collateralized amount. Further, subsequent to June 30, 2014, Nationwide paid all accrued interest current and made an additional principal payment.

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

Competition

The mortgage industry is highly competitive and many of our competitors are larger, have greater name recognition and have greater resources than we. Further, many of our competitors generate revenue from a mortgage transaction in ways which we do not, such as servicing revenue or gain on sale to the secondary markets. Still, other competitors are internet mortgage firms who have much greater experience than we do in generating internet leads. We compete with these lenders for both borrowers (loans) as well as loan officers, including our current loan officers and loan officers we are recruiting to our platform.

As we compete for borrowers, we try to distinguish ourselves through our service and culture, as evidenced in our trademarked “We Walk You Home” brand.  We emphasize our ability to walk the customer through the long and confusing process of obtaining a mortgage loan. In terms of competing for talented loan officers, we strive to create an environment where our employees can become owners in our Company’s public stock. We believe this can be a valuable recruiting and retention tool that some of our competition does not have available to them.

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

Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act.  The Equal Credit Opportunity Act and the Fair Housing Act prohibit a company from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other protected characteristics.

We also are required to disclose reasons for credit denial and other matters to applicants.  The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms.  The signing and subsequent implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has had the most significant impact on mortgage origination in the United States.  Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid-market mortgage brokerage and/or banking firms to continue functioning as independent businesses. This regulatory effect has driven many stable and profitable companies to join more established mortgage firms which meet the regulatory requirements. Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements, and increased net worth requirements of HUD. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market.

Intellectual Property

“We Walk You Home” (Reg. No. 4,389,917) was registered with the United States Patent and Trademark Office on August 26, 2013 to PSMI.

Employees

As of October 14, 2014, we had a total of 148 full-time employees, including approximately 66 who are active in loan origination.  We are actively pursuing the recruitment of additional loan originators which is expected to increase these numbers during the next fiscal year.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this annual report on Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially and adversely affect our business, financial condition or operating results and could decrease the value of our Common Stock.

Risks Related to Our Company and its Business

During the year ended June 30, 2014, we incurred significant losses due to a variety of factors such as increased interest rates and a downturn in refinancing activities, which has impacted production and revenues. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, reducing expenses and restructuring compensation arrangements with management and loan originators, we may not be able to be profitable or to continue operations under our current operating model.

Operating losses as reported in our current financial statements will make it more difficult to attract and onboard additional mortgage operations. If we are unable to onboard a significant number of new profitable operations, we may not generate sufficient revenues to continue current operations.

There are no assurances that we will be able to successfully recruit additional profitable mortgage operations to our platform, or that we will be able to successfully modify our current cost structure. If we are unsuccessful in these initiatives, our revenue and profitability may continue to decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders.

Because of our historic losses from operations, there are no assurances that we will be successful in obtaining an adequate level of financing needed to fund our operations and growth activities. If we will not have sufficient liquidity resources we may not be able to continue operations, or, without additional financing, may not be able to maintain our operations beyond the next fiscal year as we currently plan, or at all.

Our financial statements as of June 30, 2014, were prepared based on the assumption that we would continue as a going concern. Our net losses of $5,853,081 for the period ended June 30, 2014, and our current limited cash resources, raise substantial doubt about our ability to continue as a going concern.  If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.  Since June 30, 2014, we have continued to experience losses. Our future ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources. Except for potential proceeds from the sale of equity in offerings by us, debt offerings, for which we have no firm commitments, or profits from operations, we have no other source for additional funding.  Our continued net losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

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

During the years ended June 30, 2014 and 2013, we incurred net losses of $5,853,081 and $1,801,267, respectively.  We have never generated an annual profit and if we are unsuccessful in adding additional profitable operations and reducing our current cost structure, our cash balances may not be able to support our future operating needs. We may be required to raise additional capital to meet our future cash flow requirements and currently have no commitment from any external or internal parties for funding of operations and working capital requirements.  There is no guarantee that we will be successful in raising additional capital if necessary, and if we are unable to secure funding to meet our cash flow requirements in the future we may not be able to continue our business and expansion plans at the levels currently anticipated.

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

The inability to retain key personnel could have a negative impact on our business operations

If we are unable to retain certain members of our senior management team or certain individuals or loan officers responsible for loan origination volume, our results and financial condition may be adversely impacted. Further, we do not have agreements that would bind these individuals to the Company or restrict them from competing should they leave.

The continued downturn in the economy or a material increase in interest rates could indirectly have a material negative impact on our business operations.

We are dependent upon the commissions from the mortgage loans placed by us and our branch offices to generate revenue for our Company.  If mortgage interest rates increase significantly, as they did in June 2013, the number of persons who purchase or refinance homes could decline, which would also affect our ability to generate commissions.  If because of an economic downturn or otherwise a significant number of borrowers default on their mortgage loans, additional lenders could discontinue providing mortgage loans which would make it more difficult to qualify customers or would reduce the number of loans we could place, either of which would result in reduced revenue for us.

We have significant financial compensation commitments due to various employment agreements with key members of management and loan originators.  If we are unable to generate sufficient revenue, due to our significant commitments to salaries and other compensation, we may not be able to be profitable.

In our efforts to carry out our business model of attracting existing mortgage companies to join our network, we have committed to employment agreements with several key members of our management team which obligate the Company to substantial salary and other compensation expenses.  During the year ended June 30, 2014, we incurred over $10.2 million in salary and commission expense pursuant to various employment agreements.  If the Company is unable to produce significant revenue, the Company may not reach profitability due to salary and other compensation expenses due to key members of management and to our loan originators.

We are dependent upon warehouse lines of credit in order to provide loan funds for our lending services.  Greater than 90% of our total lending through warehouse lines of credit for the year ended June 30, 2014 was derived from two lines of credit with a related party director. If we lose access to the related party lines of credit, we may not be able to access sufficient loan funds to maintain our lending services and our business may fail.

The Company has five warehouse lines of credit available for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2015. The outstanding balance on this line of credit as of June 30, 2014 was $538,312;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on August 12, 2015. This line of credit had no outstanding balance as of June 30, 2014;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 6% per annum. The warehouse line of credit matures on October 30, 2014. The outstanding balance on this line of credit as of June 30, 2014 was $143,202;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to $3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 7%. The warehouse line of credit matured on September 30, 2014 and was not renewed. The outstanding balance on this line of credit as of June 30, 2014 was $330,798;

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2103, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2015. The outstanding balance on this line of credit as of June 30, 2014 was $14,404,469.

The warehouse credit lines provide short-term funding for residential mortgage loans originated by our branch offices.   The warehouse credit lines are repaid within an overall average of 16 days when the loan is sold to third party investors.  We does not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for PSMI.   As of June 30, 2014, the total aggregate outstanding on our five warehouse lines of credit was $15,416,781. Of our five warehouse lines of credit, the two warehouse lines upon which we depend upon substantially are the two related party lines of credit. As of June 30, 2014, of the total aggregate outstanding on our five warehouse lines of credit, $14,942,781 (97%) was represented by the two related party lines of credit which represents a large concentration. We had $15,416,781 in loans held for sale against these lines of credit thus offsetting the warehouse lines of credit payable of $15,416,781. If we fail to maintain the two related party lines of credit, we may be unable to continue operations and our business may fail.

We have fully delegated status with multiple investors which means we may be required to repurchase loans sold to them in certain circumstances.

Per the terms of our agreements with our investors, in certain circumstances PSMI could be required to repurchase loans upon demand by the mortgage banker using PSMI resources, at the price at which the loan was originally funded plus fees and/or interest due to the mortgage banker; and/or pay to mortgage banker any loss resulted in marketing the loan to a different Target Investor including, but not limited to, cash losses based on the then-current market value of the rejected loan as determined by the purchase price of the loan when sold and settled.  If PSMI is required to repurchase a significant amount of loans we may not have the funds to meet our obligation to these investors, our working capital could be negatively impacted and our business could fail.

We are dependent upon the obtaining and maintaining of state licenses and bonding and federal HUD licensing for our business.  If we fail to maintain our state licenses, bonding or our federal HUD license, we will not be able to legally carry out our business operations and our business may fail.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid-sized mortgage brokerage and/or banking firms to continue functioning as independent businesses.  This regulatory effect has driven many stable and profitable companies to join more established mortgage firms.  Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology; increased staffing needs to meet more complex compliance requirements and increased net worth requirements of HUD.  Due to the uncertainty associated with existing and future requirements for obtaining and maintaining state and federal HUD licenses and maintaining bonding in various states we do business in, we may not be able to continue our growth into states in which we are not currently present.  We also cannot guarantee continued federal HUD licensure.  If we are unable to obtain or maintain our licenses, our business may fail.

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

On January 10, 2013, the CFPB announced a rule to implement certain provisions of the Dodd-Frank Act relating to mortgage originations. Under the new originations rule, before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain requirements will be presumed to comply with the new rule with respect to these loans. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for customer service. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers' accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender's interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. Both the originations and servicing rules took effect on January 10, 2014. The CFPB also issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers' interests are protected. The CFPB will be conducting an examination of our business pursuant to these guidelines.

The ongoing implementation of the Dodd-Frank Act, including the implementation of the new originations and servicing rules by the CFPB will increase our regulatory compliance burden and associated costs, which could in turn adversely affect our business, financial condition and results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our clients. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our clients’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cyber security.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cyber security could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

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

Our growth strategy includes adding existing mortgage operations to our lending platform, which may result in increased costs.

We are aggressively pursuing new groups or loan originators to join our Company. As we open new offices, or have loan originators join our Company, our cost structure will increase. If these new offices are not successful in generating sufficient revenue to cover the added costs, we may incur additional losses and may not be able to sustain our operations.

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

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock, of which 3,700 are designated as Series A Preferred Stock, 2,000 are designated as Series B Preferred Stock, 1,800 are designated as Series C Preferred Stock and 1,400 are designated as Series D Preferred Stock, all of which are issued and outstanding as of the date of this report. Our Board of Directors has the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining Preferred shares without any further vote or action by our stockholders, except in certain instances the approval of a majority of the outstanding shares of Series A and Series B Preferred Stock.  If the Board causes any additional Preferred Stock to be issued, the rights of the holders of our Common Stock could be adversely affected.  The Board’s ability to determine the terms of Preferred Stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Additional Preferred shares issued by the Board of Directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the additional shares of Preferred Stock.  The additional shares of preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock.  In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stockholders receive any distribution of the liquidated assets.  On February 4, 2013 and April 2, 2014, the Company entered into a stock purchase agreements in which it issued 5,700 and 3,200 shares of Preferred Stock, respectively. Further information can be found on the Company’s 8-K filings dated February 7, 2013 and April 3, 2014.

Given the Company’s continued losses, it is unlikely that the Company will be able to meet its dividend obligations to the preferred shareholders. Should the Company miss an two dividend payments, the preferreds can exercise certain rights which include control of the board.

We have not paid, and do not intend to pay, dividends on our Common Stock, and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception.  Further, we cannot declare or pay any dividends on our Common Stock without the affirmative vote by the holders of a majority of the outstanding shares of Series A, B, C and D Preferred Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  As a result, our investors will not be able to benefit from owning our Common Stock unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors and the cost to sell the shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 4,000 square feet of office space in Oklahoma City, Oklahoma, which is used for our principal executive offices and as the operating location of PSMI. The five-year lease was executed April 8, 2013, and the monthly rental payments for the space begin at $8,132 and increase to $8,636 in year five.  In addition, we lease office space for our branch offices under agreements that end at varying times through December 1, 2018.  Current total monthly lease payments for the branch offices’ rental space are $55,788.  We carry property and casualty insurance, renter’s insurance and liability insurance covering these spaces.

ITEM 3.  LEGAL PROCEEDINGS

On August 23, 2012, Michael Lucey, a resident of New Jersey, filed a civil action against the Company, PrimeSource Mortgage, Inc., Edward Kenmure III (a director of the Company), James Miller (a director of the Company), Jeffrey Smith (a director and Executive Vice President of the Company and President and Chief Executive Officer of PrimeSource Mortgage, Inc.), Ron Hanna (a director, President, and Chief Executive Officer of the Company), and Richard Roque (a director of PrimeSource Mortgage, Inc.) in the Superior Court of New Jersey Law Division – Monmouth County, Docket No.: MON-L-3542-12, alleging breach of contract, violations of employment laws in the State of New Jersey, defamation of Mr. Lucey, and tortuous interference with his economic advantages.  Specifically, Mr. Lucey alleges he has not been paid salary for hours worked.  Mr. Lucey also alleges he was never paid a percentage of the net profit derived from business operations.  Lastly, Mr. Lucey alleges he was never paid a percentage of the net proceeds from the sale of PrimeSource Mortgage, Inc. (formerly United Community Mortgage Corp.).  In January 2014, the parties settled all matters. The parties agreed to keep the settlement terms confidential and the amounts were not considered material to the Company.

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

	Quarter	High	Low
Fiscal year ended	First	$0.40	$0.24
June 30, 2014	Second	$0.31	$0.17
	Third	$0.23	$0.09
	Fourth	$0.11	$0.06

Fiscal year ended	First	$0.40	$0.11
June 30, 2013	Second	$0.40	$0.25
	Third	$0.46	$0.27
	Fourth	$0.35	$0.22

Holders

At October 14, 2014 we had approximately 529 record holders of our Common Stock.  The number of holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, to be the transfer agent of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock; however, holders of the shares of Series A, B, C and D Preferred Stocks are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15. We do not anticipate paying any cash dividends to common stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, would be subject to a vote of the holders of shares of Series A, B, C and D Preferred Stock, and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2014-April 30, 2014	210,500	(1)	$0.10	-	-
May 1, 2014-May 31, 2014	-		-	-	-
June 1, 2014-June 30, 2014	-		-	-	-
Total	210,500			-
(1)

On April 8, 2014, we closed the Asset Purchase Agreement effective January 31, 2014, by, between, and among the Company, Mahaney Brothers LLC, an Oklahoma limited liability company, Greg Mahaney, an individual residing in Oklahoma, and Michael Thompson, an individual residing in Oklahoma, whereby certain assets valued at $44,000, as defined by the agreement, were sold in exchange for 210,500 shares of our common stock. We valued the shares at $0.10 which was the closing price on April 8, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

PSM Holdings, Inc. (the “Company” or “PSMH”) originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). We do not directly participate in the secondary markets and further do not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Path2 Sell account for the balance of loan applications.

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in 18 states and operates out of approximately 20 offices around the country.

Current Environment

Regulatory changes from federal and state authorities have placed a significant amount of pressure on mortgage companies across the United States. The regulatory changes have applied operational pressure for deeper and more disciplined internal processes, limitations on loan officer compensation and increased compliance requirements all making it difficult for small to mid-market mortgage firms to operate profitably as independent businesses. This dynamic has spurred consolidation in the industry as many firms feel the need to join larger more established platforms. This industry shift has left the remaining mortgage businesses forced to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market.

Plan of Operation

In May 2014, we rolled out our delegated lending platform to all of our field offices. Under our delegated model, we generate income in multiple ways including yield spread on originated loans, file fees and volume bonus or delivery incentives from investors. Our Capital Markets and field operations team is based in Murrieta, CA. We closed our first loans as fully delegated lender in October 2013.

During the year, we closed or terminated relationships with five under-performing offices. Although these offices accounted for a significant portion of our volume during the year, they also accounted for a significant amount of our total loss.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of Loans and Dollar Volume:

Fiscal Year Ended June 30,	Number of Loans	Dollar Production

2012	2,290	$392,734,294
2013	3,780	$671,442,845
2014	1,904	$353,068,032

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the twelve months ended June 30, 2014, we added a total of four locations through extensions of existing offices or onboarding of other mortgage operations. Subsequent to year-end, we have opened an additional three offices in Tulsa, OK, Oklahoma City, OK and Sandy, UT. We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the twelve months ended June 30, 2014, include the operating results of our wholly-owned subsidiary WWYH, Inc. and results of operations of PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $5,853,081 for the year ended June 30, 2014 compared to a loss of $1,801,267 for the same period ended June 30, 2013.  The increase in our net loss is directly attributable to our decrease in origination volumes and revenues for the most recent twelve-month period, as well as investment in our delegated platform in terms of additional personnel, technology and infrastructure. Our losses slowed significantly the last quarter of the year as our delegated platform began to increase our profit per loan, and our expense structure was lower based on not having the closed offices.

Revenues

Total revenues decreased by $9,334,732 to $12,538,235 for the year ended June 30, 2014, as compared to $21,872,967 for the same period in 2013 (the “comparable prior year period”).  We closed 1,904 loans for a total loan production of $353,068,032 during the year ended June 30, 2014, as compared to 3,780 loans for a total production of $671,442,845 for the comparable prior year period.  Our production was lower in the current fiscal year primarily due to the increase in interest rates in June of 2013 that had a significant impact on refinance business across the entire mortgage industry and due to the closing of three of our largest branches. As origination volumes were flat or decreasing for most lenders, downward pressure on margins and spreads also became noticeable. However, our revenue per loan increased by $851, or 14.8% to $6,612 in the current year, compared to $5,760 in the prior year. The increase in revenue per loan in the current year is a direct result of more loans being originated and funded on our delegated platform. It is expected that our revenue per loan will continue to increase in future periods as more of our volume is originated on our delegated platform.

Operating Expenses

Our total operating expenses decreased by $5,554,457 or 23.4% to $18,147,587 for the twelve months ended June 30, 2014, as compared to $23,702,044 for the comparable prior year period. The decrease in operating expenses was primarily related to decreases in certain variable expenses like commissions that are directly tied to revenue and production. Commission expense decreased by $1,481,860 for the twelve months ended June 30, 2014, to $4,967,875. As a percentage of revenue, commission expense increased to 39.6% from 29.5% in the prior year. The increase in commission expense as a percentage of revenue is directly related to the reduced spreads on loan originations we experienced during the early part of the year. In terms of dollars, salaries decreased by $2,408,539 to $5,209,941 in the current year versus $7,618,480 in the prior year. As a percentage of revenue, salaries were 41.6% for the twelve months ended June 30, 2014 compared to 34.8% for the prior year period. During the current year, we hired operations personnel including underwriters, closers and funders as required as a delegated lender.

Advertising expense relates primarily to costs associated with generating leads and post-closing programs designed to maintain contact with borrowers. For the twelve month period ended June 30, 2014, advertising decreased by $266,422, or 27.8% to $706,527. The decrease is a result of lower loan volume and that the five offices we terminated our relationship with were on our platform for only part of the year while in prior year those offices had twelve months of advertising expense. Professional and legal expenses decreased by $159,809 to $552,218, or 22.4% for the twelve months ended June 30, 2014. In the prior year professional and legal expenses were higher than normal due to one-time events such as changing our company domicile, changing the name from United Community Mortgage Corporation to PrimeSource Mortgage, Inc. and obtaining the FHA lender approval from The U.S. Department of Housing and Urban Development (“HUD”), and updating these changes with the appropriate state licensing agencies. For the twelve months ended June 30, 2014, investor relations expense was $63,929, compared to $233,133 in year ended June 30, 2013. In the current year, we, along with the individual providing the investor relations services who is also a related party, agreed to suspend the investor relations services until a future date.

Non-operating income (expense)

We incurred non-operating expense of $243,729 for the twelve months ended June 30, 2014 compared to non-operating income of $27,810 for the twelve months ended June 30, 2013. In the current year, we incurred interest expense of $72,560 relating primarily to bridge loans we issued in February and March. We also recorded a charge of $266,755 that included a loss on the sale of certain assets and write off on both tangible and intangible assets for offices that were closed during the year. Other income primarily consists of contributions, sponsorships and other advertising funds we receive from third parties for hosting our annual trade conference. This amounted to $88,500 for the twelve months ended June 30, 2014 compared to $21,846 for the prior year. The costs associated with the annual conference are included in operating expenses as they are considered costs related to marketing the Company. In the twelve months ended June 30, 2014, we received interest and dividends of $7,086 compared to interest and dividends of $12,850 in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents were $764,931 as of June 30, 2014, compared to $4,515,618 as of June 30, 2013. As shown in the accompanying consolidated financial statements, we recorded a net loss of $5,853,081 for the twelve months ended June 30, 2014, compared to a net loss of $1,801,267 for the comparable prior year period. Our current assets exceeded our current liabilities by $232,499 as of June 30, 2014. We have never generated an annual net income. We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform will allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash used in operating activities for the twelve months ended June 30, 2014 was $3,635,582 resulting primarily from our net loss of $5,853,081, a pay down of accrued liabilities amounting to $775,081 and an increase in our restricted cash of $255,701 accounting for the primary uses of operating cash. Items that provided operating cash include certain non-cash charges such as depreciation and amortization of $289,307 loss on sale of assets of $62,174 and write-off of assets disposed of in the amount of $224,328. Other items that provided operating cash were a reduction of our loans held for sale amounting to $2,285,711, net collection of accounts receivable of $157,111 and increases in accounts payable of $98,456 and dividends payable of $48,000. In the prior twelve-month period, net cash used in operating activities was $255,312, which included a net loss from operations of $1,801,267. The prior period loss included non-cash charges for bad debts of $470,305 and depreciation and amortization of 245,526, as well as a decrease in accounts receivable of $176,001, reduction in loans held for sale of $502,033, reduction of prepaid expenses $283,025 and an increase in accrued liabilities of $721,882 all providing operating cash. Items used in operating cash in the prior year included an increase in restricted cash of $500,000 and an increase in accounts receivable of $176,001.

Investing Activities

Net cash used in investing activities for the twelve months ended June 30, 2014, was $316,020 compared to net cash used in investing activities of $136,431 in the prior period. During the twelve months ended June 30, 2014, we purchased property and equipment amounting to $298,053 and funded additional security deposits of $17,967. For the twelve months ended June 30, 2013, we purchased property and equipment amounting to $121,914 and funded additional security deposits of $14,517. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the twelve months ended June 30, 2014, amounted to $200,915 compared to net cash provided by financing activities of $4,551,940 for the prior year. Sale of preferred stock generated $2,864,000 ($3,200,000 gross proceeds less fees and costs of $336,000) and $5,172,035 ($5,700,000 gross proceeds less transaction costs of $527,965) for the twelve months ending June 30, 2014 and 2013, respectively. Cash paid for preferred dividends amounted to $390,000 and $53,200 for the twelve months ended June 30, 2014 and 2013, respectively. In terms of our warehouse lines of credit for the twelve months ended June 30, 2014, we received cash proceeds of $316,204,263 to fund our loan originations and made cash repayments of $318,457,894 when loans were sold. In the prior twelve month period, we received cash proceeds of $419,090,284 from our warehouse lines of credit and made cash payments of $419,592,217. During the twelve months ended June 30, 2014, we received cash proceeds of $885,000 on loans from related parties, and made cash payments of $750,000 on loans from related parties. $135,000 of loans from related parties was converted into the 2014 preferred stock transaction. For the twelve months ending June 30, 2013, we paid $100,000 on a related party loan.

As a result of the above activities, we experienced a net decrease in cash of $3,750,687 for the twelve months ended June 30, 2014. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, and controlling our costs as we execute our growth and expansion plans.  During the year, we ended our relationship with three of our larger lending centers and two smaller offices. These locations accounted for a significant portion of our total volume, and further accounted for a significant portion of our fixed overhead based on their heavy expense structure. At the time of their departure, none of the locations were generating enough volume to cover their expense structure and thus these operations contributed significantly to our decrease in cash and cash equivalents during the period.

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

Share Based Payment Plan

Under the 2012 Stock Incentive Plan, we can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to us by the awardees. We use the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

Revenue Recognition

Our revenue is derived primarily from revenue earned from the origination of mortgage loans that are funded on our warehouse lines of credit and sold to third party investors.  Revenue is recognized as earned on the date the loan is funded.

Recent Accounting Pronouncements

We have evaluated the possible effects on it financial statements of the following accounting pronouncements:

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the guidance under ASU 2014-15 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2014-04 – Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In January 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update should reduce diversity in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in ASU 2014-14 are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the guidance under ASU 2014-04 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2014-12 – Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the guidance under ASU 2014-12 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2014-14 – Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In June 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. The amendments in ASU 2014-14 are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating the guidance under ASU 2014-14 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2013-11 – Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the guidance under ASU 2013-11 and have not yet determined the impact, if any, on our consolidated financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2014, and since that date, we have not entered into or created any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Kevin Gadawski, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in effect as of June 30, 2014.  Based on this evaluation, Mr. Gadawski concluded that our disclosure controls and procedures as of June 30, 2014, were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of June 30, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no other changes in our internal control over financial reporting that occurred during the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no events reportable under this Item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of October 14, 2014, the name and ages of, and position or positions held by, our executive officers and directors, including executive officers and directors of PrimeSource Mortgage, Inc., our wholly owned operating subsidiary, certain significant employees, and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Kevin Gadawski	47	Director, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Principal Executive, Financial and Accounting Officer	2013

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

Jeffrey R. Smith	52	Director, Chairman, and Executive V.P.	2005

Mr. Smith has served as our Executive Vice-President since February 23, 2011.  He served as our President & CEO from May 2005 through February 23, 2011.  He has served as a director of WWYH, Inc. since 1998, and served as President and CEO of this entity from 1998 through February, 2011.  He has served as President and director of PrimeSource Mortgage, Inc. since March 2011. Mr. Smith received his B.B.A. in Finance from West Texas State University in May 1983 and a diploma in Banking from SMU in June 1994. Mr. Smith was chosen as a director due to his familiarity with the Company and his extensive experience in the mortgage banking industry.

James C. Miller	63	Director	2011

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

Michael Margolies	56	Director	2013

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

Samuel B. Morelli	69	Executive V.P. and Chief Compliance Officer of PrimeSource Mortgage, Inc.	-

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

Edward Kenmure III	56	Vice President of PrimeSource Mortgage, Inc.	-

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

Crystal Chavez	41	Vice President of PrimeSource Mortgage, Inc.	-

Ms. Chavez has been a Vice President of PrimeSource Mortgage, Inc. since January 2012 and, from November 2003 to December 2011, Ms. Chavez was Director of Lending Services of PrimeSource Mortgage, Inc.

Each director is elected for a term of one year or until his successor is elected and qualified, except as otherwise provided in the Bylaws or required by law.

We confirm, as required by regulations under the Exchange Act, that (1) there is no family relationship between any director or executive officer of the Company, (2) there was no arrangement or understanding between any director or officer and any other person pursuant to which the directors were elected to their positions with the Company. However, Mr. Gadawski and Mr. Margolies were appointed as directors per the Series A Preferred Stock designations as part of the capital raise completed February 4, 2013.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended June 30, 2014, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
James Pulsipher	2	2	1
Jared Peterson	1	1	1
Ron Hanna	1	1	0
Michael Margolies	1	1	0

Code of Ethics

On September 27, 2010, the Board of Directors adopted a Code of Ethics.  The purpose of the Code of Ethics is to set the expectations of the highest standards of ethical conduct and fair dealings.  The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available for review at www.psmholdings.com.

Committees of the Board of Directors

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

The Audit Committee does not currently have a charter but we plan to adopt a charter in the near future.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our Company and its subsidiaries for the years ended June 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year Ended June 30	Salary		Bonus		Stock Award		All Other Compensation		Total
Kevin Gadawski, CEO, CFO	2014	$207,003		-		104,808	(1)	$4,158	(2)	$217,785
	2013	$100,000		-		-		$1,104	(2)	$101,104
Jeffrey Smith, Chairman	2014	$205,916		-		-		$12,558	(3)	$218,474
	2013	$183,333		$50,000		$16,667	(4)	$12,818	(5)	$262,818
Samuel Morelli, Exec.V.P.	2014	$153,125		-		-		$4,225	(6)	$271,500
	2013	$142,503		-		-		$4,158	(6)	$146,661
James Pulsipher, former V.P.	2014	$457,812	(7)	$10,000		-		$2,426	(8)	$470,238
	2013	$1,164,633	(9)	-		-		$23,425	(10)	$1,188,058
Jared Peterson, former V.P.	2014	$223,278	(11)	$195,125	(12)	-		$2,426	(13)	$420,829
	2013	$445,510	(14)	$455,946	(15)	-		$4,469	(13)	$905,924
Ron Hanna, former CEO	2014	$137,500		$3,944	(16)	-		$13,158	(17)	$145,602
	2013	$243,750		-		-		$13,418	(18)	$271,500

(1) $6,624 of this amount represents the value of stock issued in lieu of cash wages and $98,184 represents the value of stock options issued to Mr. Gadawski in April 2014.

(2) This amount consists of compensation for health insurance premiums for Mr. Gadawski and his family.

(3) This amount consists of compensation for health insurance premiums of $4,158 for Mr. Smith and his family and car allowance of $8,400.

(4) This amount represents compensation taken in stock in lieu of cash.

(5) This amount consists of compensation for health insurance premiums of $4,418 for Mr. Smith and his family and car allowance of $8,400.

(6) This amount consists of compensation for health insurance premiums for Mr. Morelli and his family.

(7) Represents commissions paid on loans originated by Mr. Pulsipher.

(8) This amount consists of compensation for health insurance premiums for Mr. Pulsipher.

(9) $1,159,633 of this amount represents commissions paid and $5,000 represents a bonus paid pursuant to an employment agreement.

(10) This amount consists of compensation for health insurance premiums of $4,346 for Mr. Pulsipher and a car allowance of $19,079.

(11) $57,300 of this amount represents salary while $165,978 represents commissions paid.

(12) Amount represents annual bonus, of which $151,275 remained accrued but unpaid.

(13) This amount consists of compensation for health insurance premiums for Mr. Peterson and his family.

(14) $93,094 of this amount represents salary while $352,426 represents commissions paid.

(15) Amount represents annual bonus, of which $370,249 remained accrued but unpaid.

(16) This amount consists of commissions paid Mr. Hanna for recruiting loan originators to the company.

(17) This amount represents compensation for health insurance premiums of $4,158 for Mr. Hanna and his family and a car allowance of $9,000

(18) This amount represents compensation for health insurance premiums of $4,418 for Mr. Hanna and his family and a car allowance of $9,000.

CEO, CFO

In connection with the 2013 SPA, Mr. Gadawski, as an associate of the Placement Agent, received warrants to purchase 317,870 shares of the Company’s common stock. The warrants are exercisable at $0.44 and expire on February 5, 2018.

On February 7, 2013, we entered into a letter agreement dated February 5, 2013, with Mr. Gadawski employing him as Interim Chief Operating Officer and Interim Chief Financial Officer of the Company.  Mr. Gadawski was named President and Chief Executive Officer upon Mr. Hanna’s resignation on August 28, 2013. Pursuant to the terms of the letter agreement, we have agreed to pay Mr. Gadawski $20,000 per month as a base salary for his services, plus health care benefits as provided to the Company’s other executives.  The letter agreement is terminable by either party at will.

On November 4, 2013, we issued 26,494 shares of stock to Mr. Gadawski under the 2012 Stock Incentive Plan in lieu of salary and cash compensation that were due to him for services provided to us in October 2013.

Effective February 12, 2014, we entered into a short-term Loan Agreement dated February 10, 2014 (the “Gadawski Loan Agreement”) with Mr. Gadawski. Under the terms of the Gadawski Loan Agreement, Mr. Gadawski agreed to loan $10,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on February 13, 2014. The loan is evidenced by one-year 10% Convertible Promissory Notes (the “Gadawski Note”) which bears interest at 10% per annum. The Gadawski Note is convertible at the lowest per share rate of common stock or common stock equivalents sold in a Qualified Offering by the Company. For purposes of this transaction, the term “Qualified Offering” means one or more offerings of debt or equity securities by the Company to non-affiliates in the aggregate amount of at least $1,000,000. In addition, Mr. Gadawski received one common stock purchase warrant for each $2.50 loaned to the Company. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

In connection with the 2014 SPA, Mr. Gadawski, as an associate of the Placement Agent, received warrants to purchase 640,810 shares of the Company’s common stock. The warrants are exercisable at $0.088 and expire on April 1, 2019.

On April 16, 2014, we granted 1,250,000 incentive options to Mr. Gadawski. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.10. The options vest equally over three years and expire April 16, 2018.

Chairman

Mr. Smith’s employment agreement was initially executed in February 2011 with terms that go through December 31, 2013.  The term of the agreement is for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice is given by either party.  The annual base salary of Mr. Smith is $200,000.  Mr. Smith is entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  Mr. Smith will also receive health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminate either agreement without cause or if the agreement is constructively terminated by us, we have agreed to pay the terminated party the balance of his annual base salary for the remaining term of the agreement. On January 1, 2014, we executed a new agreement with Mr. Smith which increased his salary to $250,000 and maintained the same benefits including health insurance, life insurance and a car allowance. The agreement is for one year.

On March 25, 2010, we granted 2,000,000 warrants to Mr. Smith for his past services at the exercise price of $1.00 per share for a five-year term.

On June 13, 2012, we granted 94,048 shares to Mr. Smith. The shares were granted under the 2012 Stock Incentive Plan and immediately vested.

On October 22, 2012, we granted 53,994 shares to Mr. Smith. The shares were granted under the 2012 Stock Incentive Plan and immediately vested.

On March 13, 2014, we entered into a Loan Agreement (the “LB Loan Agreement”) with LB MERCHANT PSMH-1, LLC, an entity controlled by Michael Margolies, a director of the Company (“LB”). Under the terms of the LB Loan Agreement, LB agreed to loan $500,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on March 13, 2014. The loan is evidenced by a 10% Promissory Note (the “LB Note”) which bears interest at 10% per annum. In addition, LB received four tenths (0.40) of one common stock purchase warrant for each $0.80 loaned to the Company (totaling 300,000 warrants), and such warrants were issued as directed by LB with LB receiving 50,000 warrants and Mr. Smith receiving 50,000 warrants. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

On September 12, 2014, we entered into a Loan Agreement (the “Smith Loan Agreement”) with Mr. Smith. Under the terms of the Smith Loan Agreement, Mr. Smith agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note (the “Smith Note”) which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The Smith Note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. In addition, the Mr. Smith received four tenths (0.40) of one common stock purchase warrant (the “Smith Warrants”) for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year Smith Warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Smith Warrants also provide for cashless exercise. The Smith Warrants are not transferable or assignable without the prior consent of the Company.

Executive Vice President

On May 1, 2011, the Company entered into an employment agreement with Mr. Morelli as Executive Vice President and director of PrimeSource Mortgage, Inc. The term of the employment agreement expired on December 31, 2011. A new employment agreement has not been executed, and the director remains an employee of the Company. The Company has agreed to annual compensation of $165,000 as well as life and health insurance benefits consistent with those offered other executives. The Company recorded a compensation expense of $153,125 as well as $4,225 for health and life insurance benefits for the year ended June 30, 2014.

On October 22, 2012, we granted 40,495 shares to Mr. Morelli. The shares were granted under the 2012 Stock Incentive Plan and immediately vested.

On November 4, 2013, we granted 125,000 incentive options to Mr. Morelli. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.25. The options vest equally over three years and expire November 3, 2018.

Former Employees

Mr. Hanna had an employment agreement that was initially executed in February 2011 with terms that went through December 31, 2013.  Mr. Hanna’s employment agreement was with PSM Holdings, Inc.  The term of the agreement was for three years commencing effective January 1, 2011, with automatic one-year extensions unless notice was given by either party.  The annual base salary for Mr. Hanna was $225,000 for the first year, $250,000 for the second year, and $275,000 for the third year.  Mr. Hanna was entitled to annual performance compensation up to 100% of the annual base salary based upon fulfillment of annual performance goals established by the Board or the Compensation Committee.  As a bonus for accepting appointment as our Chief Executive Officer, Mr. Hanna received 750,000 shares of our Common Stock valued at $525,000.  Mr. Hanna also received health insurance coverage, a term life insurance policy up to $1,000,000, and a car allowance.  In the event we terminated the agreement without cause or if the agreement was constructively terminated by us, we agreed to pay Mr. Hanna the balance of his annual base salary for the remaining term of the agreement.

On June 13, 2012, we granted 93,517 shares to Mr. Hanna. The shares were granted under the 2012 Stock Incentive Plan and immediately vested.

On October 22, 2012, we granted 67,492 shares to Mr. Hanna. The shares were granted under the 2012 Stock Incentive Plan and immediately vested.

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

On March 25, 2010, we granted 2,000,000 warrants to Mr. Hanna for his past services at the exercise price of $1.00 per share for a five-year term.

Effective August 8, 2011, in connection with our acquisition of Fidelity Mortgage Company, we entered into an employment agreement with James Pulsipher.  The term of his agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. Effective January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. In January of 2014, Mr. Pulsipher resigned from all positions with the Company.

Effective January 1, 2013, the Company amended an employment agreement with Mr. Peterson. Under the new agreement, the term has been modified to at will with 60 days notice from either party. Mr. Peterson is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, Mr. Peterson is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. In January 2014, Mr. Peterson resigned from all positions with the Company.

On July 3, 2014, we executed an Asset Purchase Agreement by, between, and among Mr. Pulsipher, Mr. Peterson, and Level 4 Values, LLC, a Colorado limited liability company owned and controlled by Messrs. Pulsipher and Peterson (jointly, “Buyers”) under which we sold to the Buyers assets of the Company for a total purchase price of $440,541.54. Part of the purchase price for the assets was payable by Buyers with the purchase of 1,500,000 shares of common stock of the Company owned by the Buyers by the Company.

Equity Awards

The Company has not issued any stock awards. The named executive officers listed below received option awards.

	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options not exercisable	Equity incentive plan awards - number of securities underlying unearned unexercised options	Option exercise price	Option Expiration date
Name
Kevin Gadawski	-	1,250,000	-	$0.10	April 16, 2018
Sam Morelli	-	125,000	-	$0.25	November 3, 2018

On December 12, 2011, the stockholders adopted the 2012 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

There are 6,000,000 shares of Common Stock authorized for non-statutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of June 30, 2014, 1,248,338 stock grants and 2,910,000 options grants have been made under the plan. 1,841,662 shares remain for future grants under the plan.

The Plan is administered by the Board of Directors.  All of our employees, officers and directors, as well as consultants and advisors (as such terms consultants and advisors are defined and interpreted for purposes of Form S-8 under the Securities Act of 1933, as amended, or any successor form) are eligible to be granted awards under the Plan.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2014:

DIRECTOR COMPENSATION

Name	All other compensation		Total
James Miller	$0		$0
Michael Margolies	$66,000	(1)	$66,000

(1)	(1)Includes $52,500 and $7,500 in stock in lieu of cash for investor relation services provided to the Company as well as $6,000 cash paid as salary

In connection with the 2013 SPA, Mr. Margolies, as an associate of the Placement Agent, received warrants to purchase 695,630 shares of the Company’s common stock. The warrants are exercisable at $0.44 and expire on February 5, 2018.

On November 4, 2013, we issued 39,741 shares of stock to LB Consulting, LLC under the 2012 Stock Incentive Plan in lieu of cash compensation that was due for investor relation services provided to us in October 2013.

Effective February 12, 2014, we entered into a short-term Loan Agreement dated February 10, 2014 (the “Margolies/Miller Loan Agreement”) with Messrs. Margolies and Miller. Under the terms of the Margolies/Miller Loan Agreement, Messrs. Margolies and Miller each agreed to loan $125,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company between February 13 and 18, 2014. The loan is evidenced by one-year 10% Convertible Promissory Notes (the “Margolies/Miller Note”) which bears interest at 10% per annum. The Margolies/Miller Note is convertible at the lowest per share rate of common stock or common stock equivalents sold in a Qualified Offering by the Company. In addition, Messrs. Margolies and Miller each received one common stock purchase warrant for each $2.50 loaned to the Company. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

On March 13, 2014, we entered into LB Loan Agreement with LB. Under the terms of the LB Loan Agreement, LB agreed to loan $500,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on March 13, 2014. The loan is evidenced by a 10% Promissory Note (the “LB Note”) which bears interest at 10% per annum. In addition, LB received four tenths (0.40) of one common stock purchase warrant for each $0.80 loaned to the Company (totaling 300,000 warrants), and such warrants were issued as directed by LB with LB receiving 50,000 warrants and Mr. Smith receiving 50,000 warrants. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

In connection with the 2014 SPA, Mr. Margolies, as an associate of the Placement Agent, received warrants to purchase 1,985,990 shares of the Company’s common stock. The warrants are exercisable at $0.088 and expire on April 1, 2019.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has not adopted a compensation policy for directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock as of October 2, 2014 of (i) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Jeffrey R. Smith	5,546,791	(2)	18.74%
5900 Mosteller Drive
Oklahoma City, OK 73112

Kevin Gadawski	989,174	(3)	3.47%
5900 Mosteller Drive
Oklahoma City, OK 73112

Michael Margolies	40,913,028	(4)	59.98%
5900 Mosteller Drive Oklahoma City, OK 73112

James C. Miller 5900 Mosteller Drive Oklahoma City, OK 73112	1,050,000	(5)	3.81%

Samuel Morelli 5900 Mosteller Drive Oklahoma City, OK 73112	443,263	(6)	1.60%

Ron Hanna 5900 Mosteller Drive Oklahoma City, OK 73112	3,121,208	(7)	10.58%

James Pulsipher 700 Belford Avenue Grand Junction, CO 81501	291,177		1.06%

Jared Peterson 700 Belford Avenue Grand Junction, CO 81501	295,750		1.08%

Executive Officers and Directors as a Group (7 Persons)	50,776,551		71.07%

Edward Kenmure 5900 Mosteller Drive Oklahoma City, OK 73112	1,765,595		6.42%

Cindy Smith 5900 Mosteller Drive Oklahoma City, OK 73112	5,546,791	(8)	18.74%

LB Merchant PSMH-1, LLC(9) 455 NE D-337 Delray Beach, FL 33483	15,416,667	(10)	35.92%

LB Merchant PSMH-2, LLC(11) 455 NE D-337 Delray Beach, FL 33483	22,500,000	(12)	44.99%

(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of October 2, 2014, we had 27,507,759 shares outstanding.

(2) Includes 70,000 shares owned by companies controlled by Mr. Smith and for which he has 50% of the voting and investment power. Also includes 1,960,000 shares owned by Cindy Smith, his wife, 521,801 shares held in his brokerage account, and 2,098,000 shares issuable upon exercise of warrants held by Mr. Smith.

(3) Includes 962,680 shares issuable upon the exercise of warrants held by Mr. Gadawski.

(4) Includes 2,731,620 shares issuable upon the exercise of warrants held by Mr. Margolies, 50,000 shares issuable upon the exercise of warrants held by an entity for which Mr. Margolies is managing member, 15,416,667 shares issuable upon conversion of the Series A Preferred Stock for which entity Mr. Margolies is managing member, 22,500,000 shares issuable upon conversion of Series C Preferred Stock for which entity Mr. Margolies is managing member, and 39,741 shares of Common Stock owned by an entity of which Mr. Margolies is managing member.

(5) Includes 1,000,000 shares held by a trust for the benefit of Mr. Miller and for which he is a trustee.

(6) Includes 125,000 shares issuable upon exercise of options held by Mr. Morelli.

(7) Includes 2,000,000 shares issuable upon exercise of warrants held by Mr. Hanna.

(8) Includes 3,368,791 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings.

(9) Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-1, LLC.

(10) Includes 15,416,667 shares issuable upon conversion of the Series A Preferred Stock.

(11) Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-2, LLC.

(12) Includes 22,500,000 shares issuable upon conversion of the Series C Preferred Stock.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance:

	Securities to be issued upon the exercise of outstanding options warrants and rights		Average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,910,000		$0.16	1,841,662	(1)
Equity compensation plans not approved by security holders	10,028,328	(2)	0.61	-
Total	12,938,328		$0.51	1,841,662

(1)

Our 2012 Stock Incentive Plan authorizes the granting of up to 6,000,000 common shares, either as stock options or restricted stock grants. As of June 30, 2014, we had granted and issued 1,182,103 common shares and 2,910,000 options under the plan leaving a total of 1,841,662 available for future issuance.

(2)	Represents warrants granted to officers, employees, stockholders and placement agents as of June 30, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company leased office space in a building that is 100% owned by a former employee and director. Effective February 1, 2014, this lease was canceled by mutual agreement of the parties when this employee resigned from all positions with the Company. Total rent paid for the office lease for the years ended June 30, 2014 and 2013 was $123,723 and $268,066, respectively.

On February 5, 2013, LB Merchant PSMH-1, LLC purchased 3,700 shares of the Company’s Series A 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series A Preferred Stock”). On April 1, 2014, LB Merchant PSMH-2, LLC purchased 1,800 shares of the Company’s Series C 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Michael Margolies, a director of the Company is a principal of LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC.

James Miller, a director of the Company is a principal stockholder of CBB, Inc., a management company of American Southwest Mortgage. American Southwest Mortgage provides two revolving warehouse lines of credit to the Company.   These are the two main credit facilities used by the Company to fund loan originations. Additionally, American Southwest Mortgage purchased the majority of the loans the Company originated which generated the bulk of the Company’s revenue.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2014 and 2013.  The following fees were billed by our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2014 and 2013, were $139,529 and $141,721, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2014 and 2013.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2014 and 2013 were $17,673 and $6,382.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2014 and 2013.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2014 and 2013

Statements of Stockholders’ Equity for the years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement and Plan of Merger with UCMC dated March 9, 2011	8-K	333-151807	2.1	3/11/11
2.2	Agreement and Plan of Merger with Brookside dated June 9, 2011	8-K	333-151807	2.1	6/10/11
2.3	Agreement and Plan of Merger with Founders dated June 30, 2011	8-K	333-151807	2.1	7/7/11
2.4	Agreement and Plan of Merger with Fidelity dated August 8, 2011	8-K	333-151807	2.1	8/12/11
2.5	Agreement and Plan of Merger with Iowa Mortgage Professionals dated October 13, 2011	8-K	333-151807	2.1	10/19/11
3.1	Delaware Certificate of Incorporation	8-K	333-151807	3.1	1/4/12
3.2	Current Bylaws	8-K	333-151807	3.2	1/4/12
3.3	Delaware Certificate of Merger	8-K	333-151807	3.3	1/4/12
3.4	Nevada Articles of Merger	8-K	333-151807	3.4	1/4/12
3.5	Amended and Restated Certificate of Designations, Preferences, and Rights of Series A 6% Convertible Preferred Stock	8-K	000-54988	3.3	4/3/14
3.6	Amended and Restated Certificate of Designations, Preferences, and Rights of Series B 6% Convertible Preferred Stock	8-K	000-54988	3.4	4/3/14
3.7	Certificate of Designations, Preferences, and Rights of Series C 6% Convertible Preferred Stock of the Company	8-K	000-54988	3.1	4/3/14
3.8	Certificate of Designations, Preferences, and Rights of Series D 6% Convertible Preferred Stock of the Company	8-K	000-54988	3.2	4/3/14
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3	2012 Stock Incentive Plan	8-K	333-151807	4.1	12/15/11
10.1	2012 Stock Incentive Plan grant form	10-K	333-151807	10.2	10/15/12
10.2	License Agreement dated April 14, 2006, with Nationwide, as amended April 14, 2006, and March 1, 2007 (confidential information has been redacted)	S-1	333-151807	10.2	6/20/08
10.3	Promissory Note and Security Agreements dated November 16, 2006 and February 16, 2007 by Nationwide By Owner Inc. for $98,954	S-1/A	333-151807	10.4	5/14/09
10.4	Amendment to Promissory Note with Nationwide By Owner Inc. dated September 12, 2012	10-K	333-151807	10.6	10/15/12
10.5	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.6*	Warrant certificate dated February 26, 2010, in the name of Jeffrey R. Smith for 2,000,000 warrants	10-Q	333-151807	99.1	5/17/10
10.7*	Warrant certificate dated February 26, 2010, in the name of Ron Hanna for 2,000,000 warrants	10-Q	333-151807	99.2	5/17/10
10.8*	Employment agreement with Ron Hanna dated February 25, 2011	8-K	333-151807	99.1	3/1/11
10.9*	Employment agreement with Jeffrey R. Smith dated February 25, 2011	8-K	333-151807	99.2	3/1/11
10.10*	Jeffrey R. Smith Employment Agreement effective January 1, 2014	8-K	000-54988	99.1	1/10/14
10.11*	Employment agreement with Edward Kenmure III dated March 15, 2011	8-K	333-151807	99.1	3/17/11
10.12	Employment agreement with Greg Mahaney dated July 1, 2011	8-K	333-151807	99.1	7/13/11
10.13*	Employment Agreement with Randal C. Stevens dated November 1, 2011	8-K	333-151807	99.1	1/20/12
10.14*	Employment Agreement with James Pulsipher dated August 8, 2011	8-K	333-151807	99.2	1/20/12
10.15*	James Pulsipher Employment Agreement, as amended	10-Q	333-151807	10.1	5/15/13
10.16*	Subscription Agreement dated July 25, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
10.17*	Warrant Agreement dated August 18, 2011, with James Pulsipher	8-K	333-151807	99.3	1/20/12
10.18*	Jared Peterson Employment Agreement, as amended	10-Q	333-151807	10.2	5/15/13
10.19*	Letter Agreement dated February 5, 2013, with Kevin Gadawski	8-K	333-151807	99.1	2/13/13
10.20*	Independent Contactor Agreement dated February 5, 2013, with LB Consulting LLC	8-K	333-151807	99.2	2/13/13
10.21	Stock Purchase Agreement, dated February 4, 2013	8-K	333-151807	99.1	2/7/13
10.22	Form of Warrant dated February 5, 2013	8-K	333-151807	99.2	2/7/13
10.23	Lease Agreement for Principal Offices Dated April 8, 2013	10-K	000-54988	10.22	9/30/13
10.24	Fidelity Lease Agreement Dated September 1, 2010	10-K	000-54988	10.23	9/30/13
10.25	Loan Agreement dated February 10, 2014	8-K	000-54988	99.1	2/19/14
10.26	Form of 10% Convertible Promissory Note	8-K	000-54988	99.2	2/19/14

10.27	Form of Warrants	8-K	000-54988	99.3	2/19/14
10.28	Stock Purchase Agreement dated April 1, 2014	8-K	000-54988	10.1	4/3/14
10.29	Form of Common Stock Purchase Warrant dated April 1, 2014, with list of Warrant Holders	8-K	000-54988	10.2	4/3/14
10.30	Amendment and Waiver dated April 1, 2014, to Stock Purchase Agreement dated February 4, 2013	8-K	000-54988	10.3	4/3/14
10.31	Form of Amendment No. 1 dated April 1, 2014, to Common Stock Purchase Warrant dated February 5, 2013, with list of Warrant Holders	8-K	000-54988	10.4	4/3/14
10.32	Loan Agreement dated September 12, 2014	8-K	000-54988	99.1	9/18/14
10.33	10% Convertible Promissory Note	8-K	000-54988	99.2	9/18/14
10.34	Form of Warrant	8-K	000-54988	99.3	9/18/14
14.1	Code of Ethics	10-K	333-151807	14.1	9/28/10
21.1	List of Subsidiaries	10-K	333-151807	21.1	10/15/12
23.1	Consent of Accounting & Consulting Group, LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.
Date: October 14, 2014	By:	/s/ Kevin J. Gadawski
Kevin Gadawski, President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Kevin J. Gadawski	Director, CEO, President, & CFO	October 14, 2014
Kevin Gadawski	(Principal Executive, Financial, and Accounting Officer)

/s/ Jeffrey R. Smith	Director, Executive Vice-President	October 14, 2014
Jeffrey R. Smith

/s/ Michael Margolies	Director	October 14, 2014
Michael Margolies

/s/ James C. Miller	Director	October 14, 2014
James C. Miller

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of PSM Holdings, Inc. and Subsidiaries

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Delaware corporation) and Subsidiaries (the “Company”), as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two year period ended June 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will not be able to pay the preferred dividends due October 15, 2014, is unable to remain current with certain expenses of the Company, and the operating company is experiencing significant industry and operational risks, including sustained operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 16 – Industry and Company Risks - Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Accounting & Consulting Group, LLP

Certified Public Accountants

Carlsbad, New Mexico

October 14, 2014

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2014	June 30, 2013
ASSETS
Current Assets:
Cash, and cash equivalents	$764,931	$4,515,618
Accounts receivable - related party, net	683,992	689,067
Accounts receivable - non related party, net	43,974	196,010
Loans held for sale	15,416,781	17,702,492
Prepaid expenses	142,096	161,717
Other assets	16,058	5,334
Total current assets	17,067,832	23,270,238

Property and equipment, net	582,118	490,293

Cash restricted for surety bonds	755,701	500,000
Loan receivable	88,898	88,898
Employee advances	500	33,930
Goodwill	1,809,429	1,809,429
Other intangible assets, net of accumulated amortization, June 30, 2014 - $599,270 and June 30, 2013 - $607,363	1,313,161	1,682,743
Security deposits	44,453	26,486
Total Assets	$21,662,092	$27,902,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$602,351	$503,895
Warehouse lines of credit payable - related party	14,942,781	15,688,725
Warehouse lines of credit payable - non related party	474,000	1,981,687
Notes payable	15,584	35,038
Dividend payable - related party	82,500	55,500
Dividend payable - non related party	51,000	30,000
Accrued liabilities	643,915	1,418,996
Cash held in escrow for renovation loans	23,201	-
Total current liabilities	16,835,332	19,713,841

Total Liabilities	16,835,332	19,713,841

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at June 30, 2014 and June 30, 2013	4	4
Convertible Series B, 2,000 shares outstanding at June 30, 2014 and June 30, 2013	2	2
Convertible Series C, 1,800 shares and 0 shares outstanding at June 30, 2014 and June 30, 2013	2	-
Convertible Series C, 1,400 shares and 0 shares outstanding at June 30, 2014 and June 30, 2013	1	-
Common stock, $0.001 par value, 100,000,000 shares authorized: 29,257,759 and 29,402,024 outstanding as of June 30, 2014 and June 30, 2013	29,258	29,402
Treasury stock, at cost: shares held 21,600 at June 30, 2014 and June 30, 2013	(22,747)	(22,747)
Additional paid in capital	25,696,013	23,204,207
Accumulated deficit	(20,875,773)	(15,022,692)
Total Stockholders' Equity	4,826,760	8,188,176

Total Liabilities and Stockholders' Equity	$21,662,092	$27,902,017

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended June 30,
	2014	2013

Revenue
Revenue - related party	$10,526,199	$17,500,129
Revenue - non related party	2,012,036	4,372,838
Total revenue	12,538,235	21,872,967

Operating expenses
Selling, general & administrative	17,858,280	23,456,518
Depreciation and amortization	289,307	245,526
Total operating expenses	18,147,587	23,702,044

Loss from operations	(5,609,352)	(1,829,077)

Non-operating income (expense):
Interest expense	(72,560)	(6,886)
Interest and dividends	7,086	12,850
Realized gain (loss) on sale of assets	(266,755)	-
Other income	88,500	21,846
Total non-operating (expense) income	(243,729)	27,810

Loss from continuing operations before income tax	(5,853,081)	(1,801,267)

Provision for income tax	-	-

Net loss	(5,853,081)	(1,801,267)

Dividends on preferred stock	(390,000)	(281,200)

Comprehensive loss	$(6,243,081)	$(2,082,467)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.21)	$(0.07)

Weighted average shares of share capital outstanding - basic & diluted	29,397,729	29,350,116

Weighted average number of shares used to compute basic and diluted loss per share for the year ended June 30, 2014 and 2013 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock			Additional Paid in	Treasury	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value		Capital	Stock	Gain (Loss)	Deficit	Equity
Balance - June 30, 2012	29,638,450	$29,638		$		$18,258,884	$(22,747)		$(13,221,425)	$5,044,350
Stock cancelled, issued to consultants for services	-	-				(204,714)	-	-	-	(204,714)
Cancellation of stock issued to consultants	(637,498)	(637)				637	-	-	-	-
Cancellation of stock issued to IMP employees	(16,000)	(16)				(12,784)	-	-	-	(12,800)
Stock issued to employees as bonus	179,500	179				62,645	-	-	-	62,824
Stock issued to employees in lieu of cash	210,575	211				51,789	-	-	-	52,000
Stock issued to a consultant in lieu of cash	26,997	27				6,640	-	-	-	6,667
Stock option issued to employees in lieu of cash						7,775				7,775
Issuance of preferred stock			5,700		6	5,842,494				5,842,500
Transaction costs on capital raise						(527,959)				(527,959)
Preferred stock dividend						(281,200)				(281,200)
Net loss									(1,801,267)	(1,801,267)
Balance - June 30, 2013	29,402,024	$29,402	5,700		$6	$23,204,207	$(22,747)	$-	$(15,022,692)	$8,188,176

Cancellation of stock received from Brookside sale	(210,500)	(210)				(19,787)	$-			(19,997)
Stock issued to employees as bonus						21,103				21,103
Stock issued to employees in lieu of cash	26,494	26				6,497				6,523
Stock issued to a consultant in lieu of cash	39,741	40				9,996				10,036
Issuance of preferred stock			3,200		3	3,199,997				3,200,000
Transaction costs on capital raise						(336,000)				(336,000)
Preferred stock dividend						(390,000)				(390,000)
Net loss									(5,853,081)	(5,853,081)
Balance - June 30, 2014	29,257,759	$29,258	8,900		$9	$25,696,013	$(22,747)	$-	$(20,875,773)	$4,826,760

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,853,081)	$(1,801,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	-	470,305
Depreciation and amortization	289,307	245,526
Restricted cash	(255,701)	(500,000)
Disposition of property and equipment	62,174	-
Disposition of intangible assets	224,328	-
Stock received from sale of assets	(19,998)	-
Share based payment awards	21,170	57,801
Stock issued to third parties in lieu of cash	9,895	(198,048)
Stock issued to employees in lieu of cash	6,598	52,000
(Increase) decrease in current assets:
Accounts receivable	157,111	176,001
Mortgage loans held for sale	2,285,711	502,033
Prepaid expenses	19,622	283,025
Employee advances	33,430	-
Other current assets	(10,724)	(2,639)
Increase (decrease) in current liabilities:
Accounts payable	98,456	(261,931)
Dividends payable	48,000	-
Accrued liabilities	(775,081)	721,882
Renovation escrow	23,201	-
Net cash used in operating activities	(3,635,582)	(255,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(298,053)	(121,914)
Cash paid for security deposits	(17,967)	(14,517)
Net cash used by investing activities	(316,020)	(136,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock	2,864,000	5,172,035
Conversion of short-term financing from related party into preferred stock purchase	(135,000)	-
Cash paid for preferred dividends	(390,000)	(53,200)
Cash proceeds from warehouse line of credit	29,468,684	24,348,636
Cash payments on warehouse line of credit	(30,976,371)	(27,370,738)
Cash proceeds from warehouse lines of credit - related party	286,735,579	394,741,648
Cash payments on warehouse lines of credit - related party	(287,481,523)	(392,221,479)
Cash payments on short term financing	(19,454)	-
Cash proceeds on loan from related party	885,000	35,038
Cash payments on loan from related party	(750,000)	(100,000)
Net cash provided by financing activities	200,915	4,551,940

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,750,687)	4,160,197

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	4,515,618	355,421

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$764,931	$4,515,618

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

As used herein and except as otherwise noted, the terms “Company” or “PSMH” shall mean PSM Holdings, Inc.

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

Business Activity

The Company originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like path2sell or leads. account for the balance of loan applications.

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

June 30, 2014

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

The Company currently operates and is licensed in the following states: Arkansas, California, Colorado, Florida, Illinois, Iowa, Kansas, Kentucky, Missouri, Montana, Nebraska, New Jersey, New York, New Mexico, North Dakota, Oklahoma, Oregon, Texas and Utah.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH's wholly-owned subsidiary Prime Source Mortgage, Inc. All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of intangibles, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

June 30, 2014

Loans Held For Sale

The Company originates all of its residential real estate loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States.

Although the Company does not intend to be a loan servicer, from time to time it is necessary that certain loans be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of June 30, 2014, the Company had nine such loans that required servicing before they could be sold to an investor. Eight of the nine loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. One of the loans was delinquent. The delinquent loan had unpaid principle and interest of 6,884 as of June 30, 2014. The Company contacted this borrower and the borrower has since started to make payments (subsequent to year end). Further, subsequent to year-end, five of the nine loans have been sold to third party investors. As of June 30, 2014, the Company has not recorded any adjustment to the fair value of the remaining four loans as any accrued gain or loss would not be material to the Company.

As noted above, the fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under the Company’s warehouse lines of credit. The Company relies substantially on the secondary mortgage market as all of the loans originated are sold into this market.

Interest on mortgage loans held for sale is recognized as earned and is only accrued if deemed collectible. Interest is generally deemed uncollectible when a loan becomes three months or more delinquent or when a loan has a defect affecting its salability. Delinquency is calculated based on the contractual due date of the loan. Loans are written off when deemed uncollectible.

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. Prepaid expenses consist of prepaid insurance, rents and prepaid investor relations services provided by outside consultants and amounted to $142,096 and $161,717 at June 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows. Expenditures for maintenance and repairs are charged to expense as incurred.

Furniture, fixtures and office equipment (years)	5	-	7
Computer equipment (years)		5

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans by using a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting entity exceeds its carrying amount, goodwill of the reporting entity is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting entity’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting entity’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $706,527 and $958,306 for the years ended June 30, 2014 and 2013, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock units to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended June 30, 2014 and 2013 based on the stock-based awards that were expected to vest during such periods. Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

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

The Company receives an override fee on the warehouse lines of credit on loans closed on the lines. The revenue from the override fees is recognized as earned when the loan is funded.

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

June 30, 2014

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 94% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts for the years ended June 30, 2014 and 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2014	June 30, 2013
Fixtures and equipment	$1,724,951	$1,683,732
Less: Accumulated depreciation	(1,142,833)	(1,193,439)
Property and equipment, net	$582,118	$490,293

Depreciation expense for the years ended June 30, 2014 and 2013 was $144,053 and $100,271, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at June 30, 2014 and 2013 consist of:

	June 30, 2014	June 30, 2013
Supplemental Cash Flow Disclosures:
Cash paid for interest	$72,560	$6,886
Cash paid for income taxes	$-	$-

Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Stock issued to employees and officers in lieu of compensation	$6,598	$52,000
Stock issued to employees as bonus	$21,170	$57,801
Stock issued to consultants for services	$9,895	$(198,048)
Stock received for the sale of assets	$(19,998)	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. For the year ended June 30, 2014, the Company recorded compensation expense of $213,627, of which $6,624 was paid in stock in lieu of cash and $4,158 in health insurance benefits. For the year ended June 30, 2013 the Company recorded compensation expense of $100,000 and $1,104 in health insurance benefits. On August 28, 2013, upon the resignation of the Company’s former President and Chief Executive Officer, this individual assumed the role of President and Chief Executive Officer.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. On January 1, 2014, the agreement was renewed for one year. For the years ended June 30, 2014 and 2013, the Company recorded (i) $205,916 and $250,000 in compensation expense, of which $16,667 was paid in stock for the year ended June 30, 2013 (ii) recorded $8,400 and $8,400 in car allowance, and (iii) $4,158 and $4,418 in life and health insurance benefits.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of Agreement. For the years ended June 30, 2014 and 2013, the Company recorded (i) $141,444 and $243,750 in compensation expense, of which $18,750 was paid in stock for the year ended June 30, 2013 (ii) recorded $4,500 and $9,000 in car allowance, and (iii) $4,158 and $4,418 in life and health insurance benefits. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director.

Other Directors

February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the years ended June 30, 2014 and 2013, the Company recorded consulting expense of $60,000 and $75,000, respectively. $7,500 of the fees paid during the twelve months ending June 30, 2014 were paid in stock in lieu of cash. This director has agreed to suspend providing investor relation services to the Company until a future date agreed upon by the parties.

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of June 30, 2014 and June 30, 2013 were $14,942,781 and $15,688,725 which were offset by $14,942,781 and $15,688,725 of funding receivables as of June 30, 2014 and June 30, 2013, respectively (See Note 9).

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provides for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $148,247 and $124,469 for the years ended June 30, 2014 and 2013, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with sixty days’ notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $227,731 and $194,256 for the years ended June 30, 2014 and 2013, respectively. Effective January 16, 2014, this individual resigned from all positions with the Company.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remains a regional vice president of one of the Company’s corporate lending centers. The agreement provides that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses are to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $470,237 and $1,188,058 for the years ended June 30, 2014 and 2013, respectively. In January 2014, this individual resigned from all positions with the Company.

The Company leases an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the years ended June 30, 2014 and 2013 were $123,723 and $268,066, respectively. The lease was terminated upon the resignation of this former director in January 2014.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of IMP. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his employment agreement is for two years, with automatic one-year extensions unless notice is given by either party. The agreement provides for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days’ notice from either party and provided additional overrides based on production. The revised agreement has not been executed. The Company recorded total compensation expense of $98,920 and $169,453 in bonus and over-ride commissions for the years ended June 30, 2014 and 2013, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

On March 29, 2012, a management company this individual is a principal of provided a revolving line of credit to the Company in the amount of $100,000. The line of credit was unsecured, bears a 6% annual rate of interest and was due on March 20, 2013. Upon maturity in March 2013, the line of credit was not renewed.

This individual is the principal of a third party processing company that provided processing services for loans funded in our former Iowa branch. The per file fees charged are believed to be under market pricing. The fees are paid by the borrower at closing and are not paid directly by the Company. Upon this individuals departure from the Company, the Company ceased utilizing any services from this third party processing company.

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term has been modified to at will with 60 days’ notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee is eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $420,828 and $905,924 for the years ended June 30, 2014 and 2013, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

Loans Receivable

Loans receivable from a related party as of June 30, 2014 and 2013 consists of:

	Original loan	Balance due June 30, 2014	Balance due June 30, 2013
Secured loans to Nationwide bearing annual interest at 6% with no defined payment terms	$167,000	$88,898	$88,898

Accrued interest due from Nationwide	-	10,668	5,334
	$167,000	$99,566	$94,232
Less allowance for uncollectible amounts	-	-	-
	$167,000	$99,566	$94,232

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to September 30, 2013. On May 13, 2014, the Company extended the maturity date to October 15, 2014. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $5,334 and $5,334 from the loan receivable from Nationwide for each of the years ended June 30, 2014 and 2013. Subsequent to June 30, 2014, NWBO made payments to the Company totaling $12,110 which represented payment of all accrued interest as well as principal reduction.

Loan Agreements

On March 13, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with LB MERCHANT PSMH-1, LLC, an entity controlled by Michael Margolies, a director of the Company (the “Lender”). Under the terms of the Loan Agreement, the Lender agreed to loan $500,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on March 13, 2014. The loan is evidenced by a 10% Promissory Note (the “Note”) which bears interest at 10% per annum. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant (the “Warrants”) for each $0.80 loaned to the Company (totaling 300,000 Warrants), and such Warrants were issued as directed by the Lender with the Lender receiving 50,000 Warrants and Jeffrey R. Smith, a director and Executive Vice President of the Company receiving 50,000 Warrants. The remaining 200,000 Warrants were issued to Citizens State Bank. Each five-year Warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Effective February 12, 2014, the Company entered into a short-term Loan Agreement dated February 10, 2014 (the “Loan Agreement”) with James Miller and Michael Margolies, directors of the Company, Kevin Gadawski, a director, CEO and CFO of the Company, and Richard Carrington, a shareholder (collectively the “Lenders” and each a “Lender”). Under the terms of the Loan Agreement, the Lenders agreed to loan an aggregate of $385,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company beginning on February 13, 2014, through February 18, 2014. The loans are evidenced by one-year 10% Convertible Promissory Notes (the “Notes”) which bear interest at 10% per annum. In addition, each Lender received one common stock purchase warrant (the “Warrants”) for each $2.50 loaned to the Company. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company. Mr. Margolies and Mr. Gadawski converted their notes into the Preferred Stock transaction completed April 1, 2014. Mr. Miller and Mr. Carrington’s notes were repaid on April 3, 2014.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

On December 1, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Promissory Note (“Note”) with an unrelated third party for a principal sum of $360,000. Interest shall accrue on the outstanding principal balance of the Note at a variable interest rate per annum equal to the sum of the LIBOR Rate plus 0.55%. Interest shall be paid quarterly in arrears commencing March 1, 2011 and continuing on the last business day of each fiscal quarter thereafter except that the entire unpaid interest on the Note shall be due and payable in full on or before the maturity date. The principal and any unpaid interest shall be due and payable in full on December 1, 2016. Based on the inconsistent pattern of interest payments received by the Company in the past, there exists substantial doubt about the ultimate collectability of this note. As such, the Company did not record any interest for the years ended June 30, 2014 or June 30, 2013 and has reserved 100% of the outstanding balance as uncollectible as of June 30, 2014.

On December 31, 2010, the Company’s subsidiary PSMI, formerly known as UCMC, executed a Letter of Repayment with three employees in the amount of $189,654 for funds advanced to them as a loan. These loans are unsecured, non-interest bearing and due on demand. Payments of these loans are made from a portion of commissions earned by these employees. If the employees’ employment is terminated for any reason, the loan outstanding will become due and payable in full or specific arrangements will be made. Two of these individuals have not been active in closing new loans, and thus substantial doubt exists about the ultimate collectability of the amounts due from these individuals. The Company increased the allowance for uncollectible advances to $158,664 as of June 30, 2014 (allowance was $33,862 as June 30, 2013). During the year ended June 30, 2014, these employees were terminated and the remaining outstanding balance of the loans were written-off.

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

Estimated fair value of the assets acquired on July 1, 2011:

Cash and cash equivalents	$30,000
Accounts receivable	8,689
Deposits	21,011
Employee advances	10,130
Other assets – escrow	225
Furniture & equipment, net	77,350
Security deposits	3,443
150,848
Liabilities assumed	(25,975)
Net assets acquired	124,873
Goodwill	385,417
Intangible asset – customer list	297,563
Total consideration paid	$807,853

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Estimated fair value of the assets acquired on November 1, 2011:

Cash and cash equivalents	$50,000
Other current assets	3,383
Furniture and equipment, net	70,852
124,235
Liabilities assumed	(7,487)
Net assets acquired	116,748
Goodwill	564,680
Total consideration paid	$681,428

The purchase price allocation for the assets acquired and liabilities assumed for Brookside, Founders, Fidelity, and IMP (“Acquirees”) as adjusted, recorded in the accompanying financial statements at June 30, 2014 and 2013, are based on their estimated fair values at the date of their acquisition. Immediately after the closing of mergers, the Company obtained full control of the operations of the Acquirees. Accordingly, the operating results of the Acquirees have been consolidated with those of the Company beginning the closing dates of the mergers of Acquirees through June 30, 2014.

The fair value of the shares issued by the Company in connection with the acquisition of the Acquirees exceeded the fair market value of the net assets acquired. Thus, identifiable intangible assets, customer lists and goodwill were generated, and these amounts are recorded as a non-current asset on the Balance Sheet at June 30, 2014.

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

The Company recorded the assets acquired at their fair value in the accompanying financial statements as of June 30, 2014 and 2013. The value of the shares issued by the Company in connection with the acquisition of UCMC exceeded the fair value of the net assets acquired. The purchase price allocation for UCMC is based on management’s estimates and overall industry experience relating to acquiring a licensed mortgage broker with “Full Eagle” status in the states of New York and New Jersey. Immediately after the execution of the definitive agreement, the Company obtained effective control over UCMC. Accordingly, the operating results of UCMC have been consolidated with those of the Company starting March 16, 2011.

In January of 2014, the principals associated with Brookside (our Tulsa office), Fidelity (our Grand Junction office) and IMP (our Iowa office) resigned from all positions with the Company. In April of 2014, the Company sold certain assets to our former employee and manager of the Tulsa office. In exchange for the assets, the Company received 210,500 shares of the Company’s stock. The assets were valued at $44,000 and we recorded a loss on the sale of $22,950.

As of June 30, 2014, management was still evaluating whether to operate in Iowa and Grand Junction. No operations had been conducted at those locations since the departure of our former employees.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2014	June 30, 2013
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$117,349	$495,023
Nationwide license	824,999	824,999
	$942,348	$1,320,022
Less: accumulated amortization – nationwide license	(483,862)	(424,932)
Less: accumulated amortization – customer lists	(115,408)	(182,430)
Total	$343,078	$712,660

Total Intangible Assets, net	$3,122,590	$3,492,172

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on an annual basis, or more frequently, if warranted by circumstances. The Company completed an annual impairment test of goodwill as of June 30, 2014 and no impairment losses were incurred. As of that date, the fair value of equity exceeded the carrying value (including goodwill) by 300%, indicating no impairment of goodwill. This test involved the use of estimates related to the fair value of the goodwill, and requires a significant degree of judgment and the use of subjective assumptions. The fair value of the goodwill and other intangible assets was determined using a discounted cash flow method. This method required management to make estimates related to future revenue, expenses and income tax rates.

The valuation methodology assumes the Company will generate an operating profit beginning in the next fiscal year ending June 30, 2015. Although the Company has made significant improvements in the last two quarters in maximizing revenue per funded loan and in reducing fixed and variable expenses, the Company has never generated an annual operating profit. The model further assumes we will double our current production volume over the next twelve months to levels we experienced during the fiscal fourth quarter of 2013.

Any of the following events or changes in circumstances could reasonably be expected to negatively affect our key assumptions:

●	Significant change in mortgage interest rates;

●	Loss of the Company’s primary warehouse lender;

●	Additional or new regulatory and compliance requirements that restrict our plan for growth; or

●	The loss of key production personnel
●	Any default on our obligation to preferred shareholders

The amount allocated for the purchase of Customer List as a result of its acquisitions of UCMC, Brookside, Founders, Fidelity, and IMP amounted to $495,023. The Company amortizes Customer Lists over a period of three to eight years. Amortization expense recorded for each of the years ended June 30, 2014 and 2013 was $86,325. During the year, the Company ended its relationship with certain offices and as such wrote off $224,328 of unamortized balances related to Customer Lists. These amounts are shown as a loss on retirement of assets in the accompanying financial statements. Amortization expense related to Customer Lists is expected to be immaterial in future periods.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of providing proprietary technology to generate leads. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the years ended June 30, 2014 and 2013 was $58,929. Amortization expense to be recognized for each of the years ending June 30, 2015 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 9 – WAREHOUSE LINES OF CREDIT

The Company has five warehouse lines of credit available as of June 30, 2014 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2015. The outstanding balance on this line of credit as of June 30, 2014 was $538,312;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on August 12, 2015. This line of credit did not have an outstanding balance as of June 30, 2014;

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on April 26, 2012 to increase the credit line up to $2,000,000. The annual interest rate is equal to Prime Interest Rate plus 2% and in no event be less than 6% per annum. The warehouse line of credit matures on October 30, 2014. The outstanding balance on this line of credit as of June 30, 2014 was $143,202;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to 3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matured on September 30, 2014 and was not renewed. The outstanding balance on this line of credit as of June 30, 2014 was $330,798;

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2015. The outstanding balance on this line of credit as of June 30, 2014 was $14,404,469.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 14 days for most loans. The loans outstanding at year end have been on the line an average of 36 days. Subsequent to June 30, 2014, approximately 95% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $15,416,781 in loans held for sale against the warehouse lines of credit as of June 30, 2014.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2014	June 30, 2013
Credit card charges	$53,938	$19,876
Accrued payroll	481,324	1,200,448
Other liabilities	108,653	198,672
	$643,915	$1,418,996

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at June 30, 2014 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Preferred Stock Issuance

On February 4, 2013, the Company entered into a Stock Purchase Agreement (the “SPA”) with LB Merchant PSMH-1, LLC and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and with an institutional investor for sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and any issuances of stock, other than per the 2012 Stock Incentive Plan, which are below the initial conversion price) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 14,250,000 shares of Common Stock to the holders of the Preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The quarterly dividends amount to $85,500 per quarter. The closing of the SPA occurred on February 5, 2013.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Following is the status of the share based payment plans during the year ended June 30, 2014 and 2013:

2012 Stock Option/Stock Issuance Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company of $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. During the year ended June 30, 2014, the Company granted 3,185,000 Common Stock options valued at $250,453 to employees as a bonus. Also during the year 550,000 options were forfeited by former employees. The value of the options is amortized over the thirty-six month vesting period.

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 92.2%, three-year term and dividend yield of 0%. The options have an exercise price of $0.30 and shall expire July 1, 2018.

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 91.6%, three-year term and dividend yield of 0%. The options have an exercise price of $0.32 and shall expire July 7, 2018. This individual left the Company in June 2014 and all options were forfeited.

On September 5, 2013, the Company granted 325,000 options to various employees as a signing bonus. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $78,663 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 97.8%, three-year term and dividend yield of 0%. The options have an exercise price of $0.40 and shall expire September 10, 2018. In April 2014, 300,000 of these options were forfeited by two employees who resigned from the Company.

On November 4, 2013, the Company granted 225,000 options as a signing bonus to three individuals. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $37,203 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, three-year term and dividend yield of 0%. The options have an exercise price of $0.25 and shall expire November 3, 2018.

On November 4, 2013, the Company granted 125,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,668 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 110.11%, three-year term and dividend yield of 0%. The options have an exercise price of $0.25 and shall expire November 3, 2018.

On November 4, 2013, the Company issued 26,494 shares of stock to an employee and 39,741 shares of stock to a consultant (both of whom are directors) under the 2012 Plan in lieu of salary and cash compensation that were due these individuals for services provided the Company in October 2013. The stock was valued at $16,556.

On February 20, 2014, the Company granted 250,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,733 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 117.12%, three-year term and dividend yield of 0%. The options have an exercise price of $0.12 and shall expire February 20, 2019.

On April 8, 2014, the Company granted 50,000 incentive options to employees. The options vest equally over three years and were valued at $3,391 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 133.50%, three-year term and dividend yield of 0%. The options were granted under the 2012 Plan.    The options have an exercise price of $0.09 and shall expire April 8, 2018.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

On April 16, 2014, the Company granted 1,835,000 incentive options to employees. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $144,134 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 142.99%, three-year term and dividend yield of 0%. The options have an exercise price of $0.10 and shall expire April 6, 2018.

As of June 30, 2014, the Company has granted 4,158,338 shares of Common Stock or Common Stock Options valued at $835,438 to employees and a consultant under 2012 Plan and 1,841,662 common shares remained unissued and available for future issuances.

A summary of stock option activity for the last two years is as follows:

	For the year ended June 30,
	2014		2013
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	275,000	$0.38	-	-
Options granted	3,185,000	0.18	275,000	0.38
Options exercised	-	-	-	-
Options forfeited/expired	(550,000)	0.36	-	-
Options outstanding at end of year	2,910,000	$0.16	275,000	$0.38

Options exercisable at end of year	108,333	$0.38	25,000	$0.40

The Company did not issue stock grants during the year ended June 30, 2014 however it did issue 26,494 shares to an employee and 39,741 to a consultant in lieu of cash compensation due. The shares were valued at $16,559. In prior year the Company issued 154,500 stock grants to employees as a bonus and 262,572 shares to officers and directors in lieu of cash. The shares were 100% vested on the grant date and were valued at $121,492.

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

In July 2011, the Company commenced a private placement offering to raise capital up to $975,000 through the sale of up to 13 Units at $75,000 per Unit, with each Unit consisting of 100,000 shares of Common Stock and 100,000 warrants. The warrants issued in conjunction with the offering are exercisable at $1.00 per share and are exercisable starting on the closing date of the offering and expiring September 14, 2014. As of June 30, 2014, the Company had sold 1,234,328 shares to accredited investors and received cash proceeds of $925,738.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Stock Issued for Acquisitions

On July 6, 2011, the Company issued 1,050,000 shares of restricted Common Stock valued at $945,000 for acquisition of Brookside and Founders. The shares were issued to the stockholders of Brookside and Founders for acquiring their 100% ownership interest, and were valued at the closing share price on the date of closing of the transaction. On May 18, 2012, the Company issued 125,504 shares of restricted Common Stock valued at $87,853 to the stockholders of Brookside as additional consideration for their tax obligations as a result of the Company’s acquisition of Brookside pursuant to the terms of purchase agreement dated June 9, 2011. The Company recorded the additional consideration of $87,853 paid as goodwill in the accompanying financial statements as of June 30, 2012. In April of 2014, the Company sold assets valued at $44,000 to the former stockholders of Brookside. As consideration for the assets, the Company received 210,500 shares of its Common Stock.

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

Total common shares issued and outstanding under all stock plans at June 30, 2014 were 29,257,759.

Warrant issuances

Pursuant to the loan agreement dated March 13, 2014, the Company issued 300,000 warrants to designees directed by the lender. The warrants are five year warrants and have a strike price of $0.24.

Pursuant to the loan agreement dated February 10, 2014, the Company issued 154,000 warrants to the lenders as a group. The warrants are five year warrants and have a strike price of $0.24.

Pursuant to the Preferred Series A and B Stock transaction on February 5, 2013, and in accordance with the placement agent agreement, the Company issued warrants to purchase 1,140,000 shares of the Company’s Common Stock (the “Warrants”) to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility 130.21%, 5 year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of June 30, 2014.

Pursuant to the Preferred Series C and D Stock transaction on April 1, 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 3,200,000 shares of the Company’s Common Stock (the “Warrants”) to the Placement Agent and its associates as placement fees in the above transaction. The Warrants are exercisable at $0.088 and expire on April 1, 2019. The fair value of warrants was determined to be $250,909 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 142.99%, 5 year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of June 30, 2014.

During the year ended June 30, 2012, the Company issued to accredited investors 1,234,328 warrants to purchase 1,234,328 shares of Common Stock at an exercise price of $1.00. The warrants are exercisable at any time through September 14, 2014. The fair value of warrants was $412,169 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.20% to 0.51%, volatility between 119.07% to 182.59%, three year term and dividend yield of 0%.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

On March 25, 2010, the Company granted 2,000,000 warrants to the Chairman of the Board of Directors and 2,000,000 warrants to the President of the Company for their past services, at the exercise price of $1.00 per share for a five-year term.

The Company has a total of 10,028,328 warrants outstanding as of June 30, 2014 at an exercise prices ranging between $0.088 and $1.00. The warrants have expiration dates ranging from September 1, 2014 through April 1, 2019.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations at June 30, 2014 and 2013:

	2014	2013

Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense net of federal tax	(5.3%)	(5.3%)
Valuation allowance	39.3%	39.3%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2014 are as follows:

Deferred tax assets:
Net operating loss carry forward	$6,650,000
Total gross deferred tax assets	6,650,000
Less valuation allowance	(6,650,000)
Net deferred tax assets	$-

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

At June 30, 2014, the Company has accumulated deficit carry forwards of approximately $16,921,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2034. The net change in the valuation allowance during the years ended June 30, 2014 and 2013 was an increase of $2,280,000 and $824,000, respectively.

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

June 30, 2014

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

The Company has developed a method to measure the value of the Nationwide license. The method is a computation based on revenue from new and existing branches and the incremental volume the Nationwide license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at June 30, 2014 and June 30, 2013.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease calls for an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $58,463. The leases expire between September 2014 and December 2018. Total rent expense recorded for the years ended June 30, 2014 and 2013 was $900,340 and $829,040, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Total minimum lease commitments for branch offices and property and equipment leases at June 30, 2014 are as follows:

For the year ended June 30,	Amount
2015	$310,651
2016	144,098
2017	146,219
2018	149,067
2019	27,636
Total	$777,671

NOTE 14 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock has been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2014 and 2013 was 29,397,729 and 29,350,116, respectively. Loss per common share from continuing operations for the years ended June 30, 2014 and 2013 was $0.21 and $0.07, respectively.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

Other than cash which is determined using Level 1 inputs and intangible assets which were determined using level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at June 30, 2014 and 2013 are as follows:

	June 30, 2014		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$764,931	$764,931	$4,515,618	$4,515,618
Restricted cash	755,701	755,701	500,000	500,000
Accounts receivable - related party	683,992	683,992	689,067	689,067
Accounts receivable - non related party	43,974	43,974	196,010	196,010
Loans held for sale	15,416,781	15,416,781	17,702,492	17,702,492
Prepaid expenses	142,096	142,096	161,717	161,717
Loan receivable	88,898	88,898	88,898	88,898
Intangible Assets	3,122,590	3,122,590	3,492,172	3,492,172

Financial liabilities:
Accounts payable	$602,351	$602,351	$503,895	$503,895
Warehouse line of credit	474,000	474,000	1,981,687	1,981,687
Warehouse lines of credit - related parties	14,942,781	14,942,781	15,688,725	15,688,725
Preferred dividends payable – related parties	82,500	82,500	55,500	55,500
Preferred dividends payable	51,000	51,000	30,000	30,000
Accrued liabilities	643,915	643,915	1,418,996	1,418,996

NOTE 16 – INDUSTRY AND COMPANY RISKS – GOING CONCERN

The Company is not current in paying all the costs and expenses of the parent company. Further, it is unlikely that the Company will be able to continue to pay the dividends required to the Series A, B, C and D preferred shareholders. Although dividends were paid as required through June 30, 2014 the Company will not make the dividend payment due by October 15, 2014 in the amount of $133,500. Should the Company miss any two dividend payments, the Company would be in default of the agreements and the preferred shareholders can exercise certain rights including increasing their board representation to board majority. These factors give rise to uncertainty about the Company’s continuing as a going concern.

In addition, the Company is dependent on the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company. The Mortgage industry has experienced significant change over the past several years including increased regulatory and compliance requirements, increases in historically low interest rates and the tightening of credit standards. All of this has led to flat origination volumes and a highly competitive recruiting environment for qualified and successful loan originators. These factors have also made it increasingly difficult for the Company’s wholly owned subsidiary PSMI to execute its recruiting strategies at the pace originally contemplated by management. The Company’s plan for sustainability involves cutting cost throughout the organization while growing revenue at PSMI to help support the costs and expenses of the parent.

Due to the full implementation of the fully delegated platform business model and cost cutting efforts the Company generated an operating profit in July 2014. Even with these significant improvements in operations there exists doubt that anticipated growth will occur at the rate necessary to generate the additional cash required to service the obligations of the parent Company. Management has implemented a fully delegated lending platform that promises increased revenue, at the same time reducing costs throughout the organization including ceasing operations in locations that were not generating a profit. The combined loss of the offices where operations have ceased was greater than $1,500,000 during the year ended June 30, 2014.

Management is continuing to implement cost reduction strategies, which may include ending its status as a fully reporting company. Management is also pursuing an additional capital raise which if successful, would be highly dilutive to the holdings of the current common shareholders.

There is no certainty that the Company will be successful in these initiatives in a timely enough manner to curtail the continuing consolidated losses, resume payment of preferred dividends, and continue as a fully reporting company.

NOTE 17 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse lines of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of PSMH, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreement, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of June 30, 2014 was $14,942,781.

The Company recorded revenues of $10,526,199 from one customer whose Executive Vice President is a member of the Board of Directors of PSMH, which represented approximately 83% of the total revenues earned for the year ended June 30, 2014.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014.  As of June 30, 2014, the Company’s bank balances in some instances exceed FDIC insured amounts.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued. Employment agreements in the ordinary course of business, other than those for Executive Officers or individuals considered related parties are not included in this disclosure.

Sale of assets

On July 3, 2014, we closed the Asset Purchase Agreement by, between, and among the Company, and two former employees, directors and related parties, whereby certain assets valued at $227,752 were sold in exchange for 1,500,000 shares of our common stock. We valued the shares at $0.07 which was the closing price on July 3, 2014. The Company recorded a loss on the sale of assets in the amount of $121,251.

On July 14, 2014, we closed the Asset Purchase Agreement by, between, and among the Company, and a former employee, director and related party, whereby certain assets valued at $44,271 were sold in exchange for 250,000 shares of our common stock. We valued the shares at $0.071 which was the closing price on July 14, 2014. The Company recorded a loss on the sale of assets in the amount of $26,521.

These transactions are consistent with managements initiatives to curtail costs at PSMI. The offices in which these assets were utilized lost approximately $820,000 combined in the seven months they operated during the current year. When the managers and other loan originators at these two locations resigned during the year, management decided to suspend all operations at these locations and did not pursue hiring additional origination personnel. The sale of these assets will not prohibit the Company from engaging in business in these locations in the future.

New offices

The Company opened offices in Tulsa, OK and Sandy, UT.

Loan from related party

On September 12, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Jeffrey R. Smith, a director of the Company (the “Lender”). Under the terms of the Loan Agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note (the “Note”) which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The Note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the Note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant (the “Warrants”) for each $1.00 loaned to the Company (totaling 48,000 Warrants). Each five-year Warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company.

Preferred Dividend Payment

The board decided on October 13 that the Company will not make the dividend payment due on October 15, 2014 to the Series A, B, C and D preferred shareholders. The total amount due per the stock purchase agreements is $133,500. Management believes these funds are best allocated to supporting the growth initiatives at PSMI. If the Company misses any two dividend payments it is considered an event of default which gives the preferred shareholders certain rights including increasing their board representation to the board majority.

The Company is considering all possible initiatives to reduce the cost of operating as a public company, which includes its listing fees and reporting status.