Form 10-Q
period 2014-09-30
PSM HOLDINGS INC
filed 2014-11-19
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [   ]  No [X]

As of November 19, 2014, there were 27,507,524 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended September 30, 2014

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with HUD or other state regulatory agencies; and
●	Any default in our agreements with preferred shareholders.
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	June 30,
	(unaudited)	2014
ASSETS
Current Assets:
Cash and cash equivalents	$274,968	$764,931
Accounts receivable - related party, net	472,474	683,992
Accounts receivable - non related party, net	-	43,974
Loans held for sale	10,721,372	15,416,781
Prepaid expenses	197,624	142,096
Other assets	1,412	16,058
Total current assets	11,667,850	17,067,832

Property and equipment, net	302,010	582,118

Cash restricted for surety bonds	732,500	755,701
Loan receivable	87,778	88,898
Employee advances	15,874	500
Intangible assets, net of accumulated amortization, September 30, 2014 - $615,943 and June 30, 2014 - $599,270	3,105,917	3,122,590
Security deposits	32,364	44,453

Total Assets	$15,944,293	$21,662,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$589,669	$602,351
Warehouse lines of credit payable - related party	10,543,546	14,942,781
Warehouse lines of credit payable, non related party	-	474,000
Short term financing	22,613	15,584
Notes payable - related party	120,000	-
Dividend payable	51,000	51,000
Dividend payable - related party	82,500	82,500
Accrued liabilities	328,171	643,915
Cash held in escrow for renovation loans	11,482	23,201
Total current liabilities	11,748,981	16,835,332

Total Liabilities	11,748,981	16,835,332

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at September 30, 2014 and June 30, 2014	4	4
Convertible Series B, 2,000 shares outstanding at September 30, 2014 and June 30, 2014	2	2
Convertible Series C, 1,800 shares outstanding at September 30, 2014 and June 30, 2014	2	2
Convertible Series D, 1,400 shares outstanding at September 30, 2014 and June 30, 2014	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,507,524 and 29,257,759 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	27,508	29,258
Treasury stock, at cost: shares held 21,600 at September 30, 2014 and June 30, 2014	(22,747)	(22,747)
Additional paid in capital	25,455,833	25,696,013
Accumulated deficit	(21,265,291)	(20,875,773)
Total Stockholders' Equity	4,195,312	4,826,760

Total Liabilities and Stockholders' Equity	$15,944,293	$21,662,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(UNAUDITED)

	For the three months ended September 30,
	2014	2013
Revenues
Revenues - related party	$3,385,784	$2,594,418
Revenues - non related party	200,108	1,169,928
Total revenues	3,585,892	3,764,346
Operating expenses
Selling, general and administrative	3,780,387	5,220,997
Depreciation and amortization	34,760	70,059
Total operating expenses	3,815,147	5,291,056

Loss from operations	(229,255)	(1,526,710)

Non-operating income (expense):
Interest expense	(5,420)	(790)
Interest and dividend income	1,539	1,837
Realized gain (loss) on sale of assets	(156,381)	-
Total non-operating income (expense)	(160,262)	1,047

Loss from continuing operations before income tax	(389,517)	(1,525,663)

Provision for income tax	-	-

Net loss	(389,517)	(1,525,663)

Dividends on preferred stock	(133,500)	(85,500)

Comprehensive loss	$(523,017)	$(1,611,163)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.02)	$(0.05)

Weighted average shares of share capital outstanding - basic & diluted	27,576,440	29,402,024

Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended September 30, 2014 and 2013 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the 3 months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,517)	$(1,525,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,760	70,059
Restricted cash	23,201	(500,000)
Disposition of property and equipment	272,022	-
Stock received from sale of assets	(122,711)	-
Share based payment awards	14,281	11,341
(Increase) decrease in current assets:
Accounts receivable	255,492	300,528
Mortgage loans held for sale	4,695,409	1,587,151
Prepaid expenses	(55,529)	(69,553)
Employee advances	(15,374)	(21,627)
Other current assets	14,646	(1,344)
Increase (decrease) in current liabilities:
Accounts payable	(12,683)	246,965
Accrued liabilities	(315,744)	(663,588)
Renovation escrow	(11,719)	-
Net cash provided by (used in) operating activities	4,386,534	(565,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,000)	(194,261)
Cash received from employee advances	-	-
Cash refunded from (paid for) security deposits	12,089	(850)
Net cash provided by (used in) investing activities	2,089	(195,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed on short term financing	7,029	-
Cash paid for preferred dividends	(133,500)	(85,500)
Cash proceeds from warehouse lines of credit	1,609,894	12,894,554
Cash payments on warehouse line of credit	(2,083,894)	(13,537,357)
Cash proceeds from warehouse lines of credit - related parties	60,238,491	116,050,987
Cash payments on warehouse lines of credit - related parties	(64,637,726)	(116,995,335)
Cash proceeds from related party line of credit	-	(6,147)
Cash proceeds on loan receivable	1,120	-
Cash proceeds on loan from related party	120,000	-
Net cash used in financing activities	(4,878,586)	(1,678,798)

NET DECREASE IN CASH & CASH EQUIVALENTS	(489,963)	(2,439,640)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	764,931	5,015,618

CASH & CASH EQUIVALENTS, ENDING BALANCE	$274,968	$2,575,978

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

Business Activity

The Company originates mortgage loans funded either directly off its warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of the Company’s mortgage origination volume is banked off of its current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, PrimeSource Mortgage, Inc. (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Path2Sell or leads account for the balance of loan applications.

The Company currently operates or is licensed in the following states: Arkansas, California, Colorado, Florida, Iowa, Kansas, Kentucky, Missouri, Montana, Nebraska, New Jersey, New York, New Mexico, North Dakota, Oklahoma, Oregon, Texas and Utah.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2014, which were filed with the Securities and Exchange Commission on October 14, 2014 on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary that certain loans be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of September 30, 2014, the Company had six such loans that required servicing before they could be sold to an investor. Five of the six loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. One of the loans was delinquent. The delinquent loan had unpaid principle and interest of $10,004 as of September 30, 2014. The Company has been working with this borrower who has made the principal and interest payment each of the last three months. As of September 30, 2014, the Company has not recorded any adjustment to the fair value of the remaining five loans as any accrued gain or loss would not be material to the Company.

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five-year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $197,624 and $142,096 at September 30, 2014 and June 30, 2014, respectively.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $156,922 and $197,921 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock units to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the quarters ended September 30, 2014 and 2013 based on the stock-based awards that were expected to vest during such periods. Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock has been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three months ended September 30, 2014 and 2013 was 27,576,440 and 29,402,024, respectively. Loss per common share from continuing operations for the three months ended September 30, 2014 and 2013 was $0.02 and $0.05, respectively.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 94% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of September 30, 2014 or 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30,
	2014	June 30,
	(Unaudited)	2014
Fixtures and equipment	$600,793	$1,724,951
Less: Accumulated depreciation	(298,783)	(1,142,833)
Property and equipment, net	$302,010	$582,118

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation expense for the three months ended September 30, 2014 was $18,087, compared to depreciation expense for the three months ended September 30, 2013 of $33,746.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at September 30, 2014 and 2013 consist of:

	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3,994	$790
Stock issued for services	$-	$-
Stock and stock options issued to employees as bonus	$14,281	$11,341

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “COO EA”) with a Director as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the COO EA, the Company agreed to pay an annual compensation of $240,000. For the three months ended September 30, 2014 and 2013, the Company recorded compensation expense of $52,003 and $60,000, respectively. The Company also recorded $1,040 in health insurance premiums paid for this individual for both periods. On August 28, 2013, upon the resignation of the Company’s former President and Chief Executive Officer, this individual assumed the role of President and Chief Executive Officer.

Executive Vice-President and Director

The Company entered into an Employment Agreement (the “EA”) with its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the EA, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for the officer and his family. On January 1, 2014, the EA was renewed for one year. For the three months ended September 30, 2014 and 2013, the Company recorded (i) $42,200 and $50,000 in compensation expense (ii) $2,100 and $2,100 in car allowance, and (iii) $1,040 and $4,003 in life and health insurance benefits.

On September 12, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with this director (the “Lender”). Under the terms of the Loan Agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note (the “Note”) which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The Note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the Note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant (the “Warrants”) for each $1.00 loaned to the Company (totaling 48,000 Warrants). Each five-year Warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement (the “Agreement”) with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the Agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the Agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of Agreement. For the three months ended September 30, 2014 and 2013, the Company recorded (i) $0 and $68,750 in compensation expense, (ii) $0 and $2,250 in car allowance, and (iii) $0 and $2,093 in life and health insurance benefits. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the three months ended September 30, 2014 and 2013, the Company recorded consulting expense of $0 and $45,000, respectively. This director has agreed to suspend providing investor relation services to the Company until a future date agreed upon by the parties.

One of the Company’s directors is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of September 30, 2014 and June 30, 2014 were $10,543,546 and $14,942,781 which were offset by $10,721,372 and $14,942,781 of funding receivables as of September 30, 2014 and June 30, 2014, respectively (See Note 8).

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $41,213 and $30,000 for the three months ended September 30, 2014 and 2013, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with 60 days notice from either party and provided additional overrides based on production. The revised agreement was not executed. The Company recorded total compensation expense of $0 and $56,164 for the three months ended September 30, 2014 and 2013, respectively. Effective January 16, 2014, this individual resigned from all positions with the Company.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. After the resignation, the individual remained a regional vice president of one of the Company’s corporate lending centers. The agreement provided that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned would be paid to the individual. Bonuses were to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $0 and $208,442 for the three months ended September 30, 2014 and 2013, respectively. In January 2014, this individual resigned from all positions with the Company.

The Company leased an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement were to expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the three months ended September 30, 2014 and 2013 were $0 and $69,935, respectively. The lease was terminated upon the resignation of this former director in January 2014.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Iowa Mortgage Professionals, Inc. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement was not executed. The Company recorded total compensation expense of $0 and $52,511 in bonus and over-ride commissions for the three months ended September 30, 2014 and 2013, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

This individual is the principal of a third party processing company that provided processing services for loans funded in our former Iowa branch. The per file fees charged were believed to be under market pricing. The fees were paid by the borrower at closing and were not paid directly by the Company. Upon this individual’s departure from the Company, the Company ceased utilizing any services from this third party processing company.

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term was modified to at will with 60 days’ notice from either party. The employee was paid an annual salary of $95,000 and received bonuses based on production. Additionally, the employee was eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $0 and $105,359 for the three months ended September 30, 2014 and 2013, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

Loan Receivable

Loan receivable from a related party as of September 30, 2014 consists of:

		Balance due
		September 30,	Balance due
	Original	2014	June 30,
	Loan	(Unaudited)	2014
Secured loans to NWBO Corporation (NWBO)	$167,000	$87,778	$88,898

Accrued interest due from NWBO	-	1,202	10,668
	$167,000	$88,980	$99,566
Less allowance for uncollectible amounts	-	-	-
	$167,000	$88,980	$99,566

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of providing proprietary technology to generate leads, securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to September 30, 2013. On October 13, 2014, the Company extended the maturity date to April 15, 2015. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $1,201 and $1,344 from the loan receivable from Nationwide for each of the three months ended September 30, 2014 and 2013. During the current quarter, NWBO made payments to the Company totaling $12,110 representing payment of all accrued interest through June 30, 2014 as well as a principal reduction.

NOTE 6 –EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $15,874 and $500 as of September 30, 2014 and June 30, 2014, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30,
	2014 (unaudited)	June 30, 2014
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	$2,779,512	$2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer list	$117,349	$117,349
Nationwide license	824,999	824,999
	$942,348	$942,348
Less: accumulated amortization – nationwide license	(498,594)	(483,862)
Less: accumulated amortization – customer lists	(117,349)	(115,408)
Total	$326,405	$343,078

Total intangible assets, net	$3,105,917	$3,122,590

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The valuation methodology assumes the Company will generate an operating profit beginning in the next fiscal year ending June 30, 2015. Although the Company has made significant improvements in the last two quarters in maximizing revenue per funded loan and in reducing fixed and variable expenses, the Company has never generated an annual operating profit. The model further assumes the Company will double its current production volume over the next twelve months to levels it experienced during the fiscal fourth quarter of 2013.

Any of the following events or changes in circumstances could reasonably be expected to negatively affect our key assumptions:

●	Significant change in mortgage interest rates;
●	Loss of the Company’s primary warehouse lender;
●	Additional or new regulatory and compliance requirements that restrict our plan for growth;
●	The loss of key production personnel; or
●	Any default on our obligation to preferred shareholders.
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide. The license agreement permits exclusive use of the technology to be used to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three year renewal terms. Amortization expense recorded for each of the three months ended September 30, 2014 and 2013 was $14,732. Amortization expense to be recognized for each of the years ending June 30, 2015 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has four warehouse lines of credit available as of September 30, 2014 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line renews in perpetuity (each December 31) and is currently in good standing. The outstanding balance on this line of credit as of September 30, 2014 was $1,047,836;

(ii)

On June 11, 2009, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000 which was modified on June 19, 2012 to increase the credit line to up to $4,000,000. The annual interest rate on the line is Wall Street Journal Prime Interest Rate plus 1% with a floor of 5.75%. The warehouse line of credit matures on August 12, 2015. This line of credit did not have an outstanding balance as of September 30, 2014;

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(iii)

On September 30, 2011, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000 which was modified on September 19, 2014 to increase the credit line up to $1,000,000. The annual interest rate is equal to Prime Interest Rate plus 1% and in no event be less than 5% per annum. The warehouse line of credit matures on September 22, 2015. This line of credit did not have an outstanding balance as of September 30, 2014;

(iv)

On February 13, 2012, the Company entered into a warehouse line of credit with a mortgage banker for up to $500,000, unconditionally guaranteed for payment by its Executive Vice-President. On February 27, 2013 the agreement was modified to increase the line to 3,000,000. The unpaid balance on the line of credit bears an annual interest rate equal to prime plus 2% with a floor of 6%. The warehouse line of credit matured on September 30, 2014 and was not renewed.  This line of credit did not have an outstanding balance as of September 30, 2014;

(v)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000, renews in perpetuity and is currently in good standing. The outstanding balance on this line of credit as of September 30, 2014 was $9,495,710.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 14 days for most loans. Subsequent to September 30, 2014, approximately 90% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $10,721,372 in loans held for sale against the warehouse lines of credit as of September 30, 2014.

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	September 30,
	2014 (unaudited)	June 30, 2014
Credit card charges	$83,151	$53,938
Accrued payroll	202,644	481,324
Other liabilities	42,376	108,653
	$328,171	$643,915

NOTE 10 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at September 30, 2014 was 100,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Following is the status of the share based payment plans during the three months ended September 30, 2014 and 2013:

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No stock options were issued during the three months ended September 30, 2014. For the three months ended September 30, 2013, 700,000 employee stock options were issued as follows.

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 92.2%, three-year term and dividend yield of 0%.

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 91.6%, three-year term and dividend yield of 0%. This individual resigned from the Company in June of 2014 and all previously issued options were forfeited.

On September 5, 2013 the Company granted 325,000 options to various employees as a signing bonus. The options vest equally over three years and were valued at $78,663 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility 97.8%, three-year term and dividend yield of 0%. In April of 2014, all but one of the employees left the Company forfeiting 300,000 of the previously issued options.

As of September 30, 2014, the Company has granted 3,991,671 shares of Common Stock or Common Stock Options valued at $835,438 to employees and a consultant under 2012 Plan and 2,008,329 common shares remained unissued and available for future issuances.

A summary of stock option activity for the last two years is as follows:

	For the three months ended September 30,
	2014		2013
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the period	2,910,000	$0.14	275,000	0.38
Options granted	-	-	700,000	0.35
Options exercised	-	-	-	-
Options forfeited/expired	(166,667)	0.40	-	-
Options outstanding at end of the period	2,743,333	$0.14	975,000	$0.36

Options exercisable as of September 30	158,533	$0.36	25,000	$0.40

The Company did not issue stock grants during the quarter.

Other Stock Issuances

The Company did not issue any stock for the three months ended September 30, 2014.

Retirement of Stock

On July 3, 2014, the Company closed the Asset Purchase Agreement by, between, and among the Company, and two former employees, directors and related parties, whereby certain assets valued at $227,752 were sold in exchange for 1,500,000 shares of our common stock. The Company valued the shares at $0.07 which was the closing price on July 3, 2014. The Company recorded a loss on the sale of assets in the amount of $121,251. The shares were retired and returned to treasury.

On July 14, 2014, the Company closed the Asset Purchase Agreement by, between, and among the Company, and a former employee, director and related party, whereby certain assets valued at $44,271 were sold in exchange for 250,000 shares of our common stock. The Company valued the shares at $0.071 which was the closing price on July 14, 2014. The Company recorded a loss on the sale of assets in the amount of $26,521. The shares were retired and returned to treasury.

Total common shares issued and outstanding under all stock plans at September 30, 2014 were 27,507,524.

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

The Company has a total of 8,914,000 warrants outstanding as of September 30, 2014 at a weighted average exercise price of $0.55.

NOTE 11 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 11,657,333 as of September 30, 2014. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three months ended September 30, 2014 and 2013 was 27,576,440 and 29,402,024, respectively. Loss per common share from continuing operations for the three months ended September 30, 2014 and 2013 was $0.02 and $0.05, respectively.

NOTE 12 – COMMITMENTS

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

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has developed a method to measure the value of the Nationwide license. The method is a computation based on revenue from new and existing branches and the incremental volume the Nationwide license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at September 30, 2014 and September 30, 2013.

Employment agreements

The Company entered into employment agreements with its officers and key employees to retain their services through the year ended June 30, 2015. The Company’s practice is to revise employment agreements as they become due to make the agreements at will requiring no more than 60 days termination notice by either party. The Company’s Executive Vice President and Chairman has an employment agreement that is effective until December 31, 2014.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease requires an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The current monthly rent for office premises and property and equipment is $61,297. The leases expire between September 2014 and July 2018. Total rent expense recorded for the three months ended September 30, 2014 and 2013 was $172,235 and $250,318, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at September 30, 2014 are as follows:

Amount
For the year ended June 30,
2015	$245,588
2016	146,098
2017	146,219
2018	149,067
2019	27,636
Total	$714,608

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company uses a hierarchy that prioritizes the inputs used in measuring fair value such that the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using Level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014 (unaudited)		June 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$274,968	$274,968	$764,931	$764,931
Restricted cash	732,500	732,500	755,701	755,701
Accounts receivable - related party	472,474	472,474	683,992	683,992
Accounts receivable - non related party	-	-	43,974	43,974
Loans held for sale	10,721,372	10,721,372	15,416,781	15,416,781
Prepaid expenses	197,624	197,624	142,096	142,096
Loan receivable	87,778	87,778	88,898	88,898
Intangible Assets	3,105,917	3,105,917	3,122,590	3,122,590

Financial liabilities:
Accounts payable	$589,669	$589,669	$602,351	$602,351
Warehouse line of credit	-	-	474,000	474,000
Warehouse lines of credit - related parties	10,543,546	10,543,546	14,942,781	14,942,781
Preferred dividends payable – related parties	82,500	82,500	82,500	82,500
Preferred dividends payable	51,000	51,000	51,000	51,000
Related party loan	120,000	120,000	-	-
Accrued liabilities	328,171	328,171	643,915	643,915

NOTE 14 - INDUSTRY RISKS AND GOING CONCERN

The Company is not current in paying all the costs and expenses of the parent company. Further, it is unlikely that the Company will be able to continue to pay the dividends required to the Series A, B, C and D preferred shareholders. Although dividends were paid as required through June 30, 2014 the Company did not make the dividend payment due by October 15, 2014 in the amount of $133,500. Should the Company miss any two dividend payments, the Company would be in default of the agreements and the preferred shareholders can exercise certain rights including increasing their board representation to board majority. These factors give rise to uncertainty about the Company’s continuing as a going concern.

In addition, the Company is dependent on the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company. The mortgage industry has experienced significant change over the past several years including increased regulatory and compliance requirements, increases in historically low interest rates and the tightening of credit standards. All of this has led to flat origination volumes and a highly competitive recruiting environment for qualified and successful loan originators. These factors have also made it increasingly difficult for the Company’s wholly owned subsidiary PSMI to execute its recruiting strategies at the pace originally contemplated by management. The Company’s plan for sustainability involves cutting costs throughout the organization while growing revenue at PSMI to help support the costs and expenses of the parent.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to the full implementation of the fully delegated platform business model and cost cutting efforts the Company generated an operating profit in July 2014 and recorded a small operating loss for the quarter ended September 30, 2014. Even with these significant improvements in operations there exists doubt that anticipated growth will occur at the rate necessary to generate the additional cash required to service the obligations of the parent company. Management has implemented a fully delegated lending platform that generates increased revenue per loan, at the same time reducing costs throughout the organization including ceasing operations in locations that were not generating a profit.

Management is continuing to implement cost reduction strategies, which may include ending its status as a fully reporting company. Management is also pursuing an additional capital raise which if successful, would be highly dilutive to the holdings of the current common shareholders.

NOTE 15 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of September 30, 2014 was $10,543,546. Subsequent to September 30, 2014, approximately 90% of the loans outstanding on the credit lines have been purchased by investors.

Historically, the Company has recorded a significant portion of its total revenues from one investor, who is a related party. In October 2013, the Company began funding loans on its delegated platform which includes delivery options to multiple investors. This has significantly deceased the reliance on any one investor. As an example, for the three months ended September 30, 2014, approximately 5.6% of total revenue was from loans sold to this related party investor, while during the same three month period last year 68.9% of the Company’s revenue came from loans sold to this related party investor.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. As of September 30, 2014, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 16 – SUBSEQUENT EVENTS

Short term loan from related party

On November 13, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC, entities controlled by Michael Margolies, a director of the Company (the “Lenders”). Under the terms of the Loan Agreement, the Lenders agreed to loan $70,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on November 13, 2014. The loan is evidenced by a 10% Convertible Promissory Note (the “Note”) which bears interest at 10% per annum and matures November 13, 2015, unless extended through mutual consent. The Note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the Note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant (the “Warrants”) for each $1.00 loaned to the Company (totaling 28,000 Warrants). Each five-year Warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The Warrants also provide for cashless exercise. The Warrants are not transferable or assignable without the prior consent of the Company.

Amendment to Certificate of Incorporation

On November 11, 2014, the stockholders of the Company acted by way of non-unanimous majority written consent action (pursuant to a solicitation of consents commenced on November 4, 2014, and in lieu of a special meeting of stockholders) to approve an amendment to the Company’s Certificate of Incorporation to increase of the authorized shares of Common Stock from 100,000,000 to 400,000,000, par value $.001 per share (the “Amendment”). The number of shares giving written consent (i.e., voting) in favor of such matter was 47,714,252 (52.29%); no shares had “voted against” the proposals; and 43,543,507 shares (47.71%) either did not participate in the non-unanimous majority written consent action or did not submit their vote by November 11, 2014.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Amendment will be effective on November 25, 2014 with the filing of the Certificate of Amendment with the Delaware Secretary of State’s office.

Preferred Dividend Payment

The Company did not make the dividend payment due on October 15, 2014 to the Series A, B, C and D preferred shareholders. The total amount due per the stock purchase agreements is $133,500. Management believes these funds are best allocated to supporting the growth initiatives at PSMI. If the Company misses any two dividend payments it is considered an event of default which gives the preferred shareholders certain rights including increasing their board representation to the board majority.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). We do not directly participate in the secondary markets and further do not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources like Path2Sell account for the balance of loan applications.

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

Plan of Operation

In May 2014, we rolled out our delegated lending platform to all of our field offices. Under our delegated model, we generate income in multiple ways including yield spread on originated loans, file fees and volume bonus or delivery incentives from investors. Our Capital Markets and field operations team is based in Murrieta, CA. We closed our first loan as fully delegated lender in October 2013.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Three months ended September 30,	Number of	Dollar
	Loans	Production
2014	287	$62,561,983
2013	724	$128,945,541
2012	1,106	$186,094,933

Some of this decline in volume was intentional as the Company has shut down or ended relationships with under-performing offices, some of which accounted for significant production in prior periods.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the three months ended September 30, 2014, we added a total of three locations (Tulsa, OK, Oklahoma City, OK and Sandy, UT). Subsequent to year-end, we have on-boarded an additional office in Rancho Cucamonga, CA, which is expected to house 17 loan officers. We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three months ended September 30, 2014, include the operating results of our wholly-owned subsidiary WWYH, Inc. and results of operations of PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $389,517 for the three months ended September 30, 2014 compared to a loss of $1,525,663 for the same period ended September 30, 2013.  The decrease in our net loss is directly attributable to the migration to our delegated lending platform, the closure of under performing branches and continued cost containment. Further, $156,000 of the total loss related to one time losses on the sale of assets we were not using and sold to branches that we closed. Our operating subsidiary PSMI essentially broke even for the current quarter after adjusting for the loss on sale of assets and adjusting for non cash charges such as depreciation and amortization.

Revenues

Total revenues decreased by $178,454 to $3,585,892 for the three months ended September 30, 2014, as compared to $3,764,346 for the same period in 2013 (the “comparable prior year period”).  We closed 287 loans for a total loan production of $62,561,983 during the three months ended September 30, 2014, as compared to 724 loans for a total production of $128,945,541 for the comparable prior year period.  Our production was lower in the current fiscal year primarily due to reduced origination volumes throughout the industry as well as our closing certain production offices that were originating loans in the prior period. Our revenue per loan increased by $7,295, or 140.3% to $12,494 in the current period, compared to $5,199 in the prior period. The increase in revenue per loan in the current year is a direct result of more loans being originated and funded on our delegated platform. It is expected that our revenue per loan will continue to increase in future periods as our delegated lending platform continues to evolve.

Operating Expenses

Our total operating expenses decreased by $1,475,908 or 27.9% to $3,815,148 for the three months ended September 30, 2014, as compared to $5,291,056 for the comparable prior year period. The decrease in operating expenses was primarily related to decreases in certain variable expenses like commissions that are directly tied to revenue and production. Commission expense decreased by $1,202,456 for the three months ended September 30, 2014, to $722,859. As a percentage of revenue, commission expense decreased to 20.1% from 50.1% in the prior three-month period. The decrease in commission expense as a percentage of revenue is directly related to the company making more commissions on each loan, so similar revenue between the periods was generated by much fewer loans in the current three month period when compared to the prior three month period (fewer loans so fewer loan originator commissions paid). Salaries were $1,306,594 for the three months ended September 30, 2014 compared to salaries of $1,263,530 for the comparable prior year period. The current period included salaries and costs associated with operational personnel including underwriters, closers, shippers and funders required on our delegated lending platform. These individuals were not hired yet during the prior period. These increases were offset somewhat by salaries associated with the lending centers we closed in early 2014.

Advertising expense relates primarily to costs associated with generating leads and post-closing programs designed to maintain contact with borrowers. For the three month period ended September 30, 2014, advertising decreased by $40,999, or 20.7% to $156,922 compared to the same three month period in the prior year. The decrease is a result of lower loan volume and that the five offices we terminated our relationship with were not on our platform during the current three month period. Professional and legal expenses decreased by $74,061 to $86,727, or 46.1% for the three months ended September 30, 2014. In the prior year professional and legal expenses were higher than normal due to one-time events such as expanding licensing in various states as well as using more outside consultants compared to the current three month period. For the three months ended September 30, 2014, investor relations expense was $0, compared to $45,000 in the three months ended September 30, 2013. In the current year, we, along with the individual providing the investor relations services who is also a related party, agreed to suspend the investor relations services until a future date. In the three months ended September 30, 2014, licensing ($20,166) and rents ($172,234) were lower compared to the three months ended September 30, 2013 licensing ($47,073), and rents ($250,317) primarily due to the closing of the five offices previously mentioned resulting in fewer loan originators. Depreciation and amortization were $35,299 lower in the current three month period, $34,760 compared to $70,059 for the three months ended September 30, 2013. The reduction in both non cash charges is a result of the office closures in January and February of 2014, in which the Company wrote off certain intangible assets including customer lists, and then sold assets which were formerly part of these offices in July 2014.

Non-operating income (expense)

We incurred non-operating expense of $156,381 for the three months ended September 30, 2014 relating to the sale of assets formerly used by branch offices the company closed in the first calendar quarter of 2014. We sold assets we were no longer using, with a book value of $278,881, for return of 1,750,000 shares of our common stock that was valued at $0.07 per share based on the dates the sale agreements were executed. There was no other significant non-operating income or expense in either period presented.

Liquidity and Capital Resources

Our cash and cash equivalents were $274,968 as of September 30, 2014, compared to $764,931 as of June 30, 2014. As shown in the accompanying consolidated financial statements, we recorded a net loss of $389,517 for the three months ended September 30, 2014, compared to a net loss of $1,525,663 for the comparable prior year period. Our current assets were less than our current liabilities by $81,131 as of September 30, 2014. We have never generated an annual net income. We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform will allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2014 was $4,386,534 resulting primarily from our net loss of $(389,517), a collection of loans held for sale amounting to $4,695,409, pay down of accrued liabilities amounting to $315,744, a collection of accounts receivable of $255,492, disposal of property, plant & equipment of $272,022 and a retirement of shares received for purchase of assets in the amount of (122,711). In the prior three month period, net cash used in operating activities was $565,731, which included a net loss from operations of $1,525,663. The prior period loss included non-cash charges for depreciation and amortization of 70,059, as well as a decrease in accounts receivable of $300,528, reduction in loans held for sale of $1,587,151, an increase in accounts payable of $246,965 and a reduction in accrued liabilities of $663,588. Items used in operating cash in the prior year included an increase in restricted cash of $500,000.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2014, was $2,089 compared to net cash used in investing activities of $195,111 in the prior period. During the three months ended September 30, 2014, we purchased property and equipment amounting to $10,000 and were refunded security deposits of $12,089. For the three months ended September 30, 2013, we purchased property and equipment amounting to $194,261 and paid security deposits of $850. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2014, amounted to $4,878,586 compared to net cash used in financing activities of $1,678,798 for the prior year. Cash paid for preferred dividends amounted to $133,500 and $85,500 for the three months ended September 30, 2014 and 2013, respectively. In terms of our warehouse lines of credit for the three months ended September 30, 2014, we received cash proceeds of $61,848,385 to fund our loan originations and made cash repayments of $66,721,620 when loans were sold. In the prior three-month period, we received cash proceeds of $128,945,541 from our warehouse lines of credit and made cash payments of $130,532,692. During the three months ended September 30, 2014, we received cash proceeds of $120,000 on loans from related parties.

As a result of the above activities, we experienced a net decrease in cash of $489,963 for the three months ended September 30, 2014. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, our ability to raise temporary operating cash and controlling our costs as we execute our growth and expansion plans.  During the past nine months, we ended our relationship with three of our larger lending centers and two smaller offices. These locations accounted for a significant portion of our total volume, and further accounted for a significant portion of our fixed overhead based on their heavy expense structure. At the time of their departure, none of the locations were generating enough volume to cover their expense structure and thus these operations contributed significantly to our decrease in cash and cash equivalents during the period.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Although our operating results improved during the three months ended September 30, 2014, we incurred a consolidated net operating loss from continuing operations of $369,216. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, and make all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

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

If we fail to make mandatory dividend payments to the holders of our preferred stock, the holders of Series A and C Preferred Stock will have the right to control our board of directors.

On October 15, 2014, we failed to make mandatory dividend payments in the aggregate totaling $133,500 to the holders of Series A, B, C, and D Preferred Stock (the “Preferred Stock”). We did not have the cash available to pay the dividends.

Under the Certificates of Designation for the Preferred Stock, any unpaid dividends will accrue and the non-payment of dividends for two quarters constitutes an event of default. A one-time five business day cure period is allowed for the second non-payment. This is the first quarter we have failed to make dividend payments. If an event of default occurs, the holders of the Series A Preferred Stock and the Series C Preferred Stock, voting together as a separate class, have the right to increase the number of directors of the Company to seven persons and then have the right to elect or appoint, remove and re-appoint four directors of the Company. Directors appointed by the holders of Series A Preferred Stock and the Series C Preferred Stock may only be removed by the holders of a majority of the Series A Preferred Stock and the Series C Preferred Stock voting jointly. In addition, in an event of default, dividends on the Preferred Stock automatically on or as of the date of the event of default increase to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month, without prejudice to any other remedy that may be available to the holders of the Preferred Stock, until the event of default is cured or remedied by the Company; provided, however, that notwithstanding the foregoing, holders of at least a majority of the outstanding shares of each series of Preferred Stock may waive an event of default.

There is currently substantial doubt that we will be able to make dividend payments going forward.

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on October 14, 2014.

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

PSM HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Kevin Gadawski
Kevin Gadawski, President CEO & CFO (Principal Executive and Financial Officer)