Form 10-Q
period 2014-12-31
PSM HOLDINGS INC
filed 2015-02-23
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [   ]  No [X]

As of February 23, 2015, there were 27,507,524 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended December 31, 2014

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with HUD or other state regulatory agencies;
●	Any default in our agreements with preferred shareholders and;
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014 (Unaudited)	June 30, 2014
ASSETS
Current Assets:
Cash & cash equivalents	$209,547	$764,931
Accounts receivable - related party, net	-	683,992
Accounts receivable - non related party, net	618,643	43,974
Loans held for sale	13,148,224	15,416,781
Prepaid expenses	199,685	142,096
Other assets	2,740	16,058
Total current assets	14,178,839	17,067,832

Property and equipment, net	283,757	582,118

Cash restricted for surety bonds	732,500	755,701
Loans receivable	87,778	88,898
Employee advances	37,170	500

Intangible assets, net of accumulated amortization, December 31, 2014 - $630,675 and June 30, 2014 - $599,270	3,091,185	3,122,590
Security deposits	38,733	44,453

Total Assets	$18,449,962	$21,662,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$923,670	$602,351
Line of credit - related party	140,411	-
Warehouse lines of credit payable- related party	12,733,090	14,942,781
Warehouse lines of credit payable- non related party	-	474,000
Short term financing	32,252	15,584
Notes payable - related party	120,000	-
Dividend payable - related party	169,133	82,500
Dividend payable - non related party	102,000	51,000
Accrued liabilities	426,085	643,915
Cash held in escrow for renovation loans	20,320	23,201
Total current liabilities	14,666,961	16,835,332

Total Liabilities	14,666,961	16,835,332

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at December 31, 2014 and June 30, 2014	4	4
Convertible Series B, 2,000 shares outstanding at December 31, 2014 and June 30, 2014	2	2
Convertible Series C, 1,800 shares outstanding at December 31, 2014 and June 30, 2014	2	2
Convertible Series D, 1,400 shares outstanding at December 31, 2014 and June 30, 2014	1	1
Convertible Series E, 822.5 shares and 0 shares outstanding at December 31, 2014 and June 30, 2014	1	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 27,507,524 and 29,257,759 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	27,508	29,258
Treasury stock, at cost: shares held 21,600 at December 31, 2014 and June 30, 2014	(22,747)	(22,747)
Additional paid in capital	26,109,382	25,696,013
Accumulated deficit	(22,331,152)	(20,875,773)
Total stockholders' equity	3,783,001	4,826,760

Total Liabilities and Stockholders' Equity	$18,449,962	$21,662,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Revenues
Revenues - non related party	$2,600,655	$1,796,453	$5,986,440	$4,390,872
Revenues - related party	33,904	2,001,475	234,012	3,171,403
Total revenues	2,634,559	3,797,928	6,220,452	7,562,275

Operating expenses
Selling, general & administrative	3,655,752	4,937,740	7,436,140	10,158,737
Depreciation and amortization	32,985	76,624	67,745	146,683
Total operating expenses	3,688,737	5,014,364	7,503,885	10,305,420

Loss from operations	(1,054,178)	(1,216,436)	(1,283,433)	(2,743,145)

Non-operating income (expense):
Interest expense	(13,226)	(1,197)	(18,646)	(1,987)
Interest and dividend income	1,543	1,664	3,082	3,501
Realized gain (loss) on sale of assets	-	-	(156,381)	-
Other income	-	-	-	-
Total non-operating income (expense)	(11,683)	467	(171,945)	1,514

Loss from continuing operations before income tax	(1,065,861)	(1,215,969)	(1,455,378)	(2,741,631)

Provision for income tax	-	-	-	-

Net loss	(1,065,861)	(1,215,969)	(1,455,378)	(2,741,631)

Dividends on preferred stock	(137,633)	(85,500)	(271,133)	(171,000)

Comprehensive loss	$(1,203,494)	$(1,301,469)	$(1,726,511)	$(2,912,631)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.04)	$(0.04)	$(0.06)	$(0.10)

Weighted average shares of share capital outstanding - basic & diluted	27,507,524	29,443,512	27,576,440	29,422,655

Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended December 31, 2014 and 2013 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,455,378)	$(2,741,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Loans to employees	-	(6,825)
Depreciation and amortization	67,745	146,683
Restricted cash	23,201	(500,000)
Disposition of property and equipment	272,022	-
Stock received from sale of assets	(124,250)	-
Share based payment awards	31,216	27,053
Stock issued to third parties in lieu of cash	-	9,935
Stock issued to employees in lieu of cash	-	6,624
(Increase) decrease in current assets:
Accounts receivable	109,323	180,460
Mortgage loans held for sale	2,268,557	3,332,818
Prepaid expenses	(57,589)	(154,538)
Employee advances	(36,670)	(51,579)
Other current assets	13,318	(2,689)
Increase (decrease) in current liabilities:
Accounts payable	321,319	65,409
Accrued liabilities	(217,831)	(493,648)
Renovation escrow	(2,881)	-
Net cash provided by (used in) operating activities	1,212,102	(181,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,000)	(207,053)
Cash refunded (paid) for security deposits	5,720	(11,341)
Net cash used in investing activities	(4,280)	(218,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	16,667	(23,360)
Cash paid for preferred dividends	(133,500)	(171,000)
Cash proceeds from warehouse lines of credit	1,609,894	55,914,900
Cash payments on warehouse lines of credit	(2,083,894)	(56,459,279)
Cash proceeds from warehouse lines of credit - related party	114,098,651	180,106,666
Cash payments on warehouse lines of credit - related party	(116,308,342)	(182,911,844)
Cash proceeds from the sale of preferred stock	775,787	-
Cash proceeds on loans receivable	141,531	-
Cash proceeds on note payable from related party	120,000	-
Net cash used in financing activities	(1,763,206)	(3,543,917)

NET DECREASE IN CASH & CASH EQUIVALENTS	(555,384)	(3,944,239)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	764,931	5,015,618

CASH & CASH EQUIVALENTS, ENDING BALANCE	$209,547	$1,071,379

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

As used herein and except as otherwise noted, the terms “Company” or “PSMH” shall mean PSM Holdings, Inc., a Delaware corporation.

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

Business Activity

The Company originates mortgage loans funded either directly off its warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of the Company’s mortgage origination volume is banked off of its current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, PrimeSource Mortgage, Inc., a Delaware corporation (“PSMI”).

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

The Company currently operates or is licensed in the following states: Arkansas, California, Colorado, Florida, Kansas, Kentucky, Missouri, Montana, New Jersey, New York, New Mexico, North Dakota, Oklahoma, Oregon, Texas and Utah.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2014, which were filed with the Securities and Exchange Commission on October 14, 2014 on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary that certain loans be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of December 31, 2014, the Company had four such loans that required servicing before they could be sold to an investor. Three of the four loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. One of the loans was delinquent. The delinquent loan had unpaid principle and interest of $9,013 as of December 31, 2014. The Company has been working with this borrower who has made the principal and interest payment each of the last five months. As of December 31, 2014, the Company has not recorded any adjustment to the fair value of the remaining four loans as any accrued gain or loss would not be material to the Company.

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five-year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $199,685 and $142,096 at December 31, 2014 and June 30, 2014, respectively.

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

Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, including property and equipment and intangible assets with definite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $115,565 and $272,487 for the three and six months ended December 31, 2014, respectively, compared to $163,732 and $361,652 for the three and six months ended December 31, 2013, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock units to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the quarters ended December 31, 2014 and 2013 based on the stock-based awards that were expected to vest during such periods. Under the 2012 Stock Incentive Plan, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

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

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and six months ended December 31, 2014 and 2013 were 27,507,524, 27,576,440, 29,443,512, and 29,422,655, respectively. Loss per common share from continuing operations for the three and six months ended December 31, 2014 and 2013 was $0.04, $0.06, $0.04 and $0.10, respectively.

Compensated Absences

The Company records an accrual for vacation at each period end. Other compensated absences are expensed as incurred.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Approximately 94% of the outstanding accounts receivable are due from one customer. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of December 31, 2014 or 2013.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2014	June 30,
	(Unaudited)	2014
Fixtures and equipment	$600,793	$1,724,951
Less: Accumulated depreciation	(317,036)	(1,142,833)
Property and equipment, net	$283,757	$582,118

Depreciation expense for the three and six months ended December 31, 2014 was $18,253 and $36,340, compared to depreciation expense for the three and six months ended December 31, 2013 of $40,310 and $74,056.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at December 31, 2014 and 2013 consist of:

	December 31,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$18,046	$1,987
Stock issued for services	$-	$16,559
Stock and stock options issued to employees as bonus	$31,216	$27,053

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

The Company entered into an employment agreement with a Director, Kevin Gadawski, as its Interim Chief Operating and Chief Financial Officer effective February 7, 2013. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $240,000. For the three and six months ended December 31, 2014 the Company recorded compensation expense of $57,000 and $109,003, respectively. For the three and six months ended December 31, 2013, the Company recorded compensation expense of $60,000 and $120,000 which included 26,494 shares of common stock received in lieu of cash compensation. The shares were discounted at 25% to the market on the date the compensation was earned. The Company also pays monthly health insurance premiums for the employee and his family currently in the amount of $282 per month.

On August 28, 2013, Mr. Gadawski assumed the role of President and Chief Executive Officer.

Executive Vice-President and Director

The Company entered into an employment agreement with Mr. Jeff Smith, its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. For the three and six months ended December 31, 2014 the Company recorded compensation expense of $53,125 and $99,479, a car allowance of $2,100 and $4,200, and monthly health insurance benefits currently at $292 per month. For the three and six months ended December 31, 2013 the Company recorded $43,336 and $93,336 in compensation expense and $2,100 and $4,200 in car allowance. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company.

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith (the “Lender”). Under the terms of the loan agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Former President/Chief Executive Officer and Director

The Company entered into an employment agreement with its former President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the employment agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the employment agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of the employment agreement. On August 28, 2013, this individual resigned from all positions with the Company. As such, no compensation was paid for the current three and six month periods. For the three and six months ended December 31, 2013 the Company recorded (i) $68,750 and $137,500 in compensation expense, (ii) $2,250 and $4,500 in car allowance, and (iii) monthly health insurance benefits at approximately $345 per month.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by Michael Margolies, one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the six months ended December 31, 2014 and 2013, the Company recorded consulting expense of $0 and $60,000, respectively. In October 2013, the Company paid half of the consulting fee by the issuance of 39,741 shares of common stock that were issued at a 25% discount to the market on the date the compensation was earned.

Mr. Margolies has agreed to suspend providing investor relation services to the Company until a future date agreed upon by the parties. Mr. Margolies is also the managing member of the three entities that invested in the Company's Series A, Series C and Series E preferred stock. These entities accrue dividends consistent with other investors in the Company's preferred stock. See Note 10 to the financial statements for a further discussion of the Company's preferred stock.

On November 13, 2014, the Company entered into a loan agreement with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC, entities controlled by Michael Margolies, a director of the Company (the “Lenders”). Under the terms of the loan agreement, the Lenders agreed to loan $70,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on November 13, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures November 13, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lenders received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 28,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Mr. James Miller, one of the Company’s directors, is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of December 31, 2014 and June 30, 2014 were $12,733,090 and $14,942,781 which were offset by $13,148,224 and $14,942,781 of funding receivables as of December 31, 2014 and June 30, 2014, respectively (See Note 8). On December 1, 2014, the Company executed a note agreement with this management company to repay a line of credit provided by this related party. The note calls for monthly payments of $984.20 beginning December 1, 2014. The note also calls for a balloon payment on December 1, 2017. As of December 31, 2014, the Company had not made any payments on this note.

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $30,876 and $72,090 for the three and six months ended December 31, 2014 compared to total compensation expense of $30,000 and $60,000 for the three and six months ended December 31, 2013.

On July 1, 2011, the Company entered into an employment agreement with a former director of the Company, in connection with the acquisition of Brookside Mortgage, LLC. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with 60 days notice from either party and provided additional overrides based on production. The revised agreement was not executed.  Effective January 16, 2014, this individual resigned from all positions with the Company. As such, the Company recorded no compensation expense for the either the three or six months ended December 31, 2014. In the prior year, the Company recorded total compensation expense of $31,995 and $88,159 for the three and six months ended December 31, 2013.

On August 8, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. After the resignation, the individual remained a regional vice president of one of the Company’s corporate lending centers. The agreement provided that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned would be paid to the individual. Bonuses were to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. In January 2014, this individual resigned from all positions with the Company. As such, no compensation expense was incurred for the three or six months ended December 31, 2014. For the three and six months ended December 31, 2013, the Company recorded compensation expense of $173,564 and $382,006, respectively.

The Company leased an office space in a building that was 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement were to expire on September 1, 2015, and required a monthly rent of $21,720. The lease was terminated upon the resignation of this former director in January 2014. Total rent paid for the office lease for the three and six months ended December 31, 2014 was $0. The total rent paid for the three and six months ended December 31, 2013 was $65,161 and $130,320, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of Iowa Mortgage Professionals, Inc. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement was not executed. On January 31, 2014, this individual resigned from all positions with the Company. As such, no compensation expense was recorded for either the three or six months ended December 31, 2014. For the three and six months ended December 31, 2013, the Company recorded $27,580 and $80,091 in compensation expense, respectively.

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

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term was modified to at will with 60 days notice from either party. The employee was paid an annual salary of $95,000 and received bonuses based on production. Additionally, the employee was eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. On January 31, 2014, this individual resigned from all positions with the Company. As such, no compensation expense was recorded for either the three or six months ended December 31, 2014. For the three and six months ended December 31, 2013, the Company recorded total compensation expense of $103,792 and $209,151, respectively.

Loans Receivable

Loans receivable from a related party as of December 31, 2014 consists of:

		Balance due
		December 31,	Balance due
	Original	2014	June 30,
	Loan	(Unaudited)	2014
Secured loans to NWBO Corporation (NWBO)	$167,000	$87,778	$88,898

Accrued interest due from NWBO	-	2,350	10,668
	167,000	90,128	99,566
Less allowance for uncollectible amounts	-	-	-
	$167,000	$90,128	$99,566

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of providing proprietary technology to generate leads, securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to December 31, 2013. On October 13, 2014, the Company extended the maturity date to April 15, 2015. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $1,327 and $2,672 from the loan receivable from Nationwide for the three and six months ended December 31, 2014 and $1,344 and $2,689 for the same periods in 2013.

NOTE 6 –EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $37,170 and $500 as of December 31, 2014 and June 30, 2014, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,
	2014 (Unaudited)	June 30, 2014
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	$2,779,512	$2,779,512

Intangible assets subject to amortization:
Customer lists	$117,349	$117,349
Nationwide license	824,999	824,999
	942,348	942,348
Less: Accumulated amortization – Nationwide license	(513,326)	(483,862)
Less: Accumulated amortization – customer lists	(117,349)	(115,408)
Total	$311,673	$343,078

Total Intangible assets, net	$3,091,185	$3,122,590

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

Any of the following events or changes in circumstances could reasonably be expected to negatively affect our key assumptions:

●	Significant change in mortgage interest rates;
●	Loss of the Company’s primary warehouse lender;
●	Additional or new regulatory and compliance requirements that restrict our plan for growth;
●	The loss of key production personnel;
●	Any default on our obligation to preferred shareholders; or
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide. The license agreement permits exclusive use of the technology to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The Company is amortizing the cost of the license over fourteen years, which is the initial five-year period of the agreement, plus three automatic three-year renewal terms. Amortization expense recorded for each of the three and six months ended December 31, 2014 and 2013 was $14,732 and $29,464, respectively. Amortization expense to be recognized for each of the years ending June 30, 2015 through 2019 is $58,929 and for the year ending June 30, 2020 is $46,494.

NOTE 8  – WAREHOUSE LINES OF CREDIT

The Company has three warehouse lines of credit available as of December 31, 2014 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans. The warehouse line of credit matures on October 10, 2015. This line of credit did not have an outstanding balance as of December 31, 2014.

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2015. The outstanding balance on this line of credit as of December 31, 2014 was $12,733,090.

(iii)

On September 21, 2014, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000. The annual interest rate on the line is equal to the greater of either the Wall Street Journal Prime Interest Rate plus 1% or 5%. The warehouse line of credit matures on October 1, 2015. This line of credit did not have an outstanding balance as of December 31, 2014.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 14 days for most loans. Subsequent to December 31, 2014, approximately 98% of the loans outstanding on the credit lines have been purchased by the secondary investors.

The Company does not intend to hold and service the loans. The Company had $13,148,224 in loans held for sale against the warehouse lines of credit as of December 31, 2014.

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	December 31,
	2014 (Unaudited)	June 30, 2014
Credit card charges	$88,125	$53,938
Accrued payroll	229,152	481,324
Other liabilities	108,808	108,653
	$426,085	$643,915

NOTE 10 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at December 31, 2014 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Preferred Stock

On November 26, 2014, the Company entered into a Stock Purchase Agreement dated effective November 24, 2014 (the “Series E SPA”) providing for the issuance and sale of up to $1,250,000 of the Company’s Series E 6% Convertible Preferred Stock (1,250 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). The first closing of the Series E SPA occurred on November 26, 2014, with 612.5 shares of Series E Preferred Stock being sold to LB Merchant PSMH-3, LLC, an entity controlled by Michael Margolies, a director and principal shareholder of the Company (the “Purchaser”). Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.01, subject to adjustment. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the certificate of designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on January 15, 2015.

On December 15, 2014, the second closing of the Series E SPA occurred with 210 shares of Series E Preferred Stock being sold to the Purchaser. In total, the Company sold to the Purchaser 822.5 shares of Series E Preferred Stock convertible into 82,250,000 common shares. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the certificate of designation for the series.

Holders of the Series E Preferred Stock will have demand and piggyback registration rights for the common stock issuable upon conversion of the Series E Preferred Stock. The registration rights are pari passu with the registration rights of the Company’s Series A 6% Convertible Preferred Stock (“Series A Preferred Stock”), Series B 6% Convertible Preferred Stock (“Series B Preferred Stock”), Series C 6% Convertible Preferred Stock (“Series C Preferred Stock”), and Series D 6% Convertible Preferred Stock (“Series D Preferred Stock”).

In connection with the first closing of the Series E SPA, the Company amended the Stock Purchase Agreement dated February 3, 2013 and amended on April 1, 2014 (the “Series A & B SPA”), entered into in connection with the sale of the Series A Preferred Stock and Series B Preferred Stock and also amended the original Stock Purchase Agreement dated April 1, 2014 (the “Series C & D SPA”), entered into in connection with the sale of the Series C Preferred Stock and Series D Preferred Stock. The amendments permitted the issuance of the Series E Preferred Stock senior to dividend and liquidation rights of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

Pursuant to the provisions of the Certificates of Designation for the Series A Preferred Stock and Series B Preferred Stock regarding adjustments in conversion price, because the Company issued and sold additional shares at a price less than the current $0.24 conversion price of the Series A Preferred Stock and Series B Preferred Stock, the conversion price was adjusted to $0.10 per share. After this adjustment to the conversion price of the Series A Preferred Stock and Series B Preferred Stock, the Series A Preferred Stock and Series B Preferred Stock would convert into a total of 57,000,000 shares of Common Stock (adjusted from 24,782,609).

Pursuant to the provisions of the Certificates of Designation for the Series C Preferred Stock and Series D Preferred Stock regarding adjustments in conversion price, because the Company issued and sold additional shares at a price less than the current $0.08 conversion price of the Series C Preferred Stock and Series D Preferred Stock, the conversion price was adjusted to $0.04 per share. After this adjustment to the conversion price of the Series C Preferred Stock and Series D Preferred Stock, the Series C Preferred Stock and Series D Preferred Stock would convert into a total of 80,000,000 shares of Common Stock (adjusted from 40,000,000).

Following is the status of the share based payment plans during the six months ended December 31, 2014 and 2013:

2012 Stock Option/Stock Issuance Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012. No awards shall be granted under the 2012 Plan after 10 years from the effective date, but awards previously granted may extend beyond that date.

No stock options were issued during the six months ended December 31, 2014. For the six months ended December 31, 2013, 700,000 employee stock options were issued as follows.

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 92.2%, a three-year term and dividend yield of 0%.

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 91.6%, a three-year term and dividend yield of 0%. This individual resigned from the Company in June of 2014 and all previously issued options were forfeited.

On September 5, 2013 the Company granted 325,000 options to various employees as a signing bonus. The options vest equally over three years and were valued at $78,663 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 97.8%, a three-year term and dividend yield of 0%. In April of 2014, all but one of the employees left the Company forfeiting 300,000 of the previously issued options.

On November 4, 2013, the Company granted 225,000 options as a signing bonus to three individuals. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $37,203 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 110.11%, a three-year term and dividend yield of 0%.

On November 4, 2013, the Company granted 125,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,668 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 110.11%, a three-year term and dividend yield of 0%.

On November 4, 2013, the Company issued 26,494 shares of stock to an employee and 39,741 shares of stock to a consultant (both of who are directors) under the 2012 Plan in lieu of salary and cash compensation that were due these individuals for services provided the Company in October 2013.

As of December 31, 2014, the Company has granted 3,991,671 shares of Common Stock or Common Stock Options valued at $835,438 to employees and a consultant under the 2012 Plan and 2,008,329 common shares remained unissued and available for future issuances.

A summary of stock option activity for the last two years is as follows:

	For the six months ended December 31,
	2014		2013
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the period	2,910,000	$0.14	275,000	0.38
Options granted	-	-	1,050,000	0.32
Options exercised	-	-	-	-
Options forfeited/expired	(166,667)	0.40	-	-
Options outstanding at end of the period	2,743,333	$0.14	1,325,000	$0.33

Options exercisable as of December 31	233,333	$0.23	25,000	$0.40

The Company did not issue stock grants during the current quarter.

Other Stock Issuances

The Company did not issue any stock for either the three or six months ended December 31, 2014.

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

Total common shares issued and outstanding at December 31, 2014 was 27,507,524.

Warrant issuances

On September 12, 2014, the Company entered into a loan agreement with Jeffrey R. Smith, a director of the Company (the “Lender”). Under the terms of the loan agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Pursuant to the Preferred Series E Stock transaction in November and December 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 13,160,000 shares of the Company’s Common Stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.011 and expire on November 26, 2019. The fair value of warrants was determined to be $124,698 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 174.98%, a five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of December 31, 2014.

The 454,000 Common Stock Purchase Warrants issued in February and March 2014, as amended, contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.24), the adjusted exercise price of these warrants became $0.10 at the first closing of the Series E SPA.

The 76,000 Common Stock Purchase Warrants issued in September and November 2014 contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.40), the adjusted exercise price of these warrants became $0.125 at the first closing of the Series E SPA.

The Company has a total of 22,030,000 warrants outstanding as of December 31, 2014 at a weighted average exercise price of $0.23.

NOTE 11 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 24,773,333 as of December 31, 2014. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and six months ended December 31, 2014 and 2013 was 27,507,524, 27,576,440, 29,443,512 and 29,422,655, respectively. Loss per common share from continuing operations for the three and six months ended December 31, 2014 and 2013 was $0.04, $0.06, $0.04 and $0.10, respectively.

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

The Company has developed a method to measure the value of the Nationwide license. The method is a computation based on revenue from new and existing branches and the incremental volume the Nationwide license should generate for the Company’s existing and future branches. The computation is prepared each quarter. The computed value of the license is compared to the book value of the license at the end of each period to determine if there is any impairment in the carrying value of the license. The book value is determined by the original cost of the license less accumulated amortization as of the end of the period. The value of the license recorded on the balance sheet is at its book value. The book value of the license was less than the estimated computed value at December 31, 2014 and June 30, 2014.

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

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The current monthly rent for office premises and property and equipment is $65,646. The leases expire between January 2015 and July 2018. Total rent expense recorded for the three and six months ended December 31, 2014 was $166,566 and $338,801, respectively. Total rent expense recorded for the three and six months ended December 31, 2013 was $289,828 and $540,146, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at December 31, 2014 are as follows:

Amount
For the year ended June 30,
2015	$200,817
2016	191,969
2017	146,219
2018	149,067
2019	27,636
Total	$715,708

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using Level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014 (Unaudited)		June 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$209,547	$209,547	$764,931	$764,931
Restricted cash	732,500	732,500	755,701	755,701
Accounts receivable - related party	-	-	683,992	683,992
Accounts receivable - non related party	618,643	618,643	43,974	43,974
Loans held for sale	13,148,224	13,148,224	15,416,781	15,416,781
Prepaid expenses	199,685	199,685	142,096	142,096
Loans receivable	87,778	87,778	88,898	88,898
Intangible Assets	3,091,185	3,091,185	3,122,590	3,122,590

Financial liabilities:
Accounts payable	$923,670	$923,670	$602,351	$602,351
Warehouse line of credit - non related party	-	-	474,000	474,000
Warehouse lines of credit - related party	12,733,090	12,733,090	14,942,781	14,942,781
Preferred dividends payable- related party	169,133	169,133	82,500	82,500
Preferred dividends payable- non related party	102,000	102,000	51,000	51,000
Related party loans	260,411	260,411	-	-
Accrued liabilities	426,085	426,085	643,915	643,915

NOTE 14 - INDUSTRY RISKS AND GOING CONCERN

These unaudited consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company is not current in paying all the costs and expenses of the parent company. Further, there is some uncertainty as to the Company’s ability to pay the dividends required to the Series A, B, C, D and E preferred shareholders. Although dividends were paid as required through June 30, 2014 the Company did not make the dividend payments due by October 15, 2014 or January 15, 2015 in the amount of $133,500 and $137,633, respectively. As a result of missing two dividend payments, the Company is in default on the agreements and the preferred shareholders could exercise certain rights including increasing their board representation to board majority – see Subsequent Events Footnote. These factors give rise to uncertainty about the Company’s continuing as a going concern.

In addition, the Company is dependent on the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company. The mortgage industry has experienced significant change over the past several years including increased regulatory and compliance requirements, increases in historically low interest rates and the tightening of credit standards. All of this has led to flat origination volumes and a highly competitive recruiting environment for qualified and successful loan originators. These factors have also made it increasingly difficult for the Company’s wholly owned subsidiary, PSMI, to execute its recruiting strategies at the pace originally contemplated by management. The Company’s plan for sustainability involves cutting costs throughout the organization while growing revenue at PSMI to help support the costs and expenses of the parent.

Due to the full implementation of the fully delegated platform business model and cost cutting efforts, the Company’s operating results have improved over the prior periods. Even with these significant improvements in operations there exists doubt that anticipated growth will occur at the rate necessary to generate the additional cash required to service the obligations of the parent company. Management has implemented a fully delegated lending platform that generates increased revenue per loan, at the same time reducing costs throughout the organization including ceasing operations in locations that were not generating a profit.

Management is continuing to implement cost reduction strategies, which may include ending its status as a fully reporting company. Management may also pursue additional capital raises, which if successful, would be highly dilutive to the holdings of the current common shareholders.

NOTE 15 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of December 31, 2014 was $12,733,090. Subsequent to December 31, 2014, approximately 98% of the loans outstanding on the credit lines have been purchased by investors.

Historically, the Company has recorded a significant portion of its total revenues from one investor, who is a related party. In October 2013, the Company began funding loans on its delegated platform which includes delivery options to multiple investors. This has significantly decreased the reliance on any one investor. As an example, for the six months ended December 31, 2014, approximately 3.8% of total revenue was from loans sold to this related party investor, while during the same six month period last year 41.9% of the Company’s revenue came from loans sold to this related party investor.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. As of December 31, 2014, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 16 – SUBSEQUENT EVENTS

Departure of Certain Officers

On January 21, 2015, Jeffrey R. Smith resigned from his positions as Chairman, Executive Vice President, and director of the Company. Mr. Smith also resigned from his positions as President, Chief Executive Officer, and director of our operating subsidiary, PSMI.

In connection with Mr. Smith’s resignation, pursuant to the employment agreement dated January 1, 2014, as amended, between the Company and Mr. Smith, the employment agreement was not renewed past January 31, 2015.

Default on Preferred Dividends

Under the Certificates of Designation for the Series A, B, C, and D Preferred Stock, any unpaid dividends will accrue and the non-payment of dividends for two quarters constitutes an event of default. A one-time five business day cure period is allowed for the second non-payment. Under the Certificate of Designation for the Series E Preferred stock, an event of default is triggered by the occurrence of an event of default under the Certificates of Designation for the Series A, B, C, and D Preferred Stock.

This is the second quarter the Company has failed to make dividend payments to the holders of Series A, B, C, and D Preferred Stock and the five business day cure period has passed; this constitutes an event of default under the Certificates of Designation for the Series A, B, C, D, and E Preferred Stock. After the occurrence of an event of default, the preferred dividend rate automatically, as of January 23, 2015, increased to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month until the event of default is cured, upon which the preferred dividend will return to a rate of 6% per annum of the Stated Value.

Opening of new Box Home Loan Division

On January 8, 2015, the Company opened its first licensed branch office for its new Box Home Loan division. The Company has hired four loan officers and two managers and is currently licensed in eight states.

Option Grants

On February 5, 2015, the Board of Directors granted four-year options to ten employees to purchase an aggregate of 325,000 shares of common stock at $0.03 per share vesting over a three-year period. The options were granted under the Company’s 2012 Stock Incentive Plan. The fair value of options was determined to be $7,368 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 171.85%, a four-year term and dividend yield of 0%.

On February 12, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 1,900,000 shares of common stock at $0.035 per share vesting over a three-year period. The options were granted under the Company’s 2012 Stock Incentive Plan. The fair value of options was determined to be $59,396 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 175.11%, a four-year term and dividend yield of 0%.

Loan Agreement

On February 18, 2015, the Company executed a Loan Agreement, Security Agreement and Promissory Note (collectively the “Loan”) with an unrelated third party lender. The Loan requires monthly interest only payments at fourteen percent annually (14%) beginning March 1, 2015. The principle balance will become due in one year. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all the Company’s tangible and intangible assets. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The Loan restricts the amount of the proceeds that can be used to settle payables already incurred.

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

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in 16 states and operates out of approximately 26 offices around the country.

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

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Six months ended December 31,	Number of	Dollar
	Loans	Production
2014	531	$114,098,651
2013	1,326	$236,023,566

Some of this decline in volume was intentional as the Company has shut down or ended relationships with under-performing offices, some of which accounted for significant production in prior periods.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the three months ended December 31, 2014, we added a total of three locations (Rancho Cucamonga, California, Studio City, California, and Plano, Texas). Subsequent to calendar year-end, we opened our first office for our Box Home Loans division based in Lindon, Utah. Our four loan officers in this division have been originating loans since January 8, 2015 in Utah and California, as other states such as Texas, Arizona, Washington, New Mexico, Oregon and Colorado are anticipated to come on subsequent to January 8, 2015. Based upon prior performance, this division is expected to fund equal to or slightly in excess of what our other retail offices will fund for the balance of the first calendar quarter of 2015.

We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three and six months ended December 31, 2014, include the operating results of our wholly-owned subsidiary WWYH, Inc. (an inactive company) and results of operations of PrimeSource Mortgage, Inc. since its acquisition effective March 16, 2011.

We reported a net loss of $1,065,861 and $1,455,378 for the three and six months ended December 31, 2014 compared to a loss of $1,215,969 and $2,741,631for the same period ended December 31, 2013.  The decrease in our net loss is directly attributable to the migration to our delegated lending platform, the closure of under performing branches and continued cost containment. Further, $156,000 of the total loss relates to one time losses on the sale of assets to branches that we closed.

Revenues

Total revenues decreased by $1,163,369 and $1,341,823 to $2,634,559 and $6,220,452 for the three and six months ended December 31, 2014, as compared to $3,797,928 and $7,562,275 for the same period in 2013.  We closed 531 loans for a total loan production of $114,098,651 during the six months ended December 31, 2014, as compared to 1,326 loans for a total production of $236,023,566 for the comparable prior year period.  Our production was lower in the current fiscal year primarily due to reduced origination volumes throughout the industry as well as our closing certain production offices that were originating loans in the prior period. Our revenue per loan increased by $6,736, or 118.1% to $12,439 in the current period, compared to $5,703 in the prior period. The increase in revenue per loan in the current year is a direct result of more loans being originated and funded on our delegated platform. It is expected that our revenue per loan will continue to increase in future periods as our delegated lending platform continues to evolve.

Operating Expenses

Our total operating expenses decreased by $1,325,627 and $2,801,535 or 26.4% and 27.1% to $3,688,737 and $7,503,885 for the three and six months ended December 31, 2014, as compared to $5,014,364 and $10,305,420 for the comparable periods in the prior year. The decrease in operating expenses was primarily related to decreases in certain variable expenses such as commissions that were directly tied to revenue and production. Commission expense decreased by $2,246,227 for the six months ended December 31, 2014, to $1,239,789. As a percentage of revenue, commission expense decreased to 18.4% from 46.1% in the prior six-month period. The decrease in commission expense as a percentage of revenue is directly related to the Company making more commissions on each loan (higher revenue per loan) and due to the fact that the Company has moved more originators, especially branch managers, to salary only compensation plans. Salaries were $2,817,666 for the six months ended December 31, 2014 compared to salaries of $2,801,403 for the comparable prior year period. The current period included salaries and costs associated with operational personnel, including underwriters, closers, shippers and funders required on our delegated lending platform. These individuals were not hired yet during the prior period. These increases were offset somewhat by the elimination of salaries associated with the lending centers we closed in early 2014.

Advertising expense relates primarily to costs associated with generating leads and post-closing programs designed to maintain contact with borrowers. Advertising expenses were $115,565 and $272,487 for the three and six months ended December 31, 2014, respectively, compared to $163,732 and $361,652 for the three and six months ended December 31, 2013, respectively. The decrease was a result of lower loan volume and the termination of five offices which were not on our platform during the current three and six month periods. For the three and six months ended December 31, 2014, investor relations expense was $0, compared to $15,000 and $60,000 in the three and six months ended December 31, 2013. In November 2013, the Company and the individual providing the investor relations services who is also a related party, agreed to suspend the investor relations services until a future date. In the six months ended December 31, 2014, licensing ($48,084) and rents ($338,801) were lower compared to the six months ended December 31, 2013 (licensing ($93,079) and rents ($540,146)) primarily due to the closing of the five offices previously mentioned resulting in fewer loan originators. Depreciation and amortization were $43,639 and $78,938 lower in the current three and six month periods. Current year expenses were $32,985 and $67,745 as compared to $76,624 and $146,683 for the three and six months ended December 31, 2013. The reduction in both non cash charges is a result of the office closures in January and February of 2014, in which the Company wrote off certain intangible assets including customer lists, and then sold assets which were formerly part of these offices in July 2014.

Non-operating income (expense)

We incurred non-operating expense of $11,683 and $171,945 for the three and six months ended December 31, 2014. The majority of this non-operating expense, $156,381, related to the sale of assets formerly used by branch offices the Company closed in the first calendar quarter of 2014. We sold assets we were no longer using, with a book value of $278,881, for return of 1,750,000 shares of our common stock that were valued at $0.07 per share based on the dates the sale agreements were executed. There was no other significant non-operating income or expense transactions in either periods presented.

Liquidity and Capital Resources

Our cash and cash equivalents were $209,547 as of December 31, 2014, compared to $764,931 as of June 30, 2014. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,455,378 for the six months ended December 31, 2014, compared to a net loss of $2,741,631 for the comparable prior year period. Our current assets were less than our current liabilities by $488,122 as of December 31, 2014. We have never generated an annual net income. We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform will allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. In addition, we anticipate that based on prior historical production, our new Box Home Loans Division will generate positive income in its first full month of operation (February 2015). There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2014 was $1,212,102 resulting primarily from our net loss of $(1,455,378), a collection of loans held for sale amounting to $2,268,557, pay down of accrued liabilities amounting to $(217,831), a collection of accounts receivable of $109,323, disposal of property, plant & equipment of $272,022 and a retirement of shares received for purchase of assets in the amount of $(124,250). In the prior six month period, net cash used by operating activities was $(181,928), which included a net loss from operations of $(2,741,631). The prior period loss included non-cash charges for depreciation and amortization of $146,683, an increase in restricted cash of $(500,000), as well as a collection of accounts receivable of $180,460, sale of loans held for sale of $3,332,818, an increase in accounts payable of $65,409 and a reduction in accrued liabilities of $(493,648).

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2014, was $(4,280) compared to net cash used in investing activities of $(218,394) in the prior period. During the six months ended December 31, 2014, we purchased property and equipment amounting to $(10,000) and were refunded security deposits of $5,720. For the six months ended December 31, 2013, we purchased property and equipment amounting to $(207,053) and paid security deposits of $(11,341). We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2014, amounted to $(1,763,206) compared to net cash used in financing activities of $(3,543,917) for the prior year. Cash paid for preferred dividends amounted to $(133,500) and $(171,000) for the six months ended December 31, 2014 and 2013, respectively. In terms of our warehouse lines of credit for the six months ended December 31, 2014, we received cash proceeds of $115,708,545 to fund our loan originations and made cash repayments of $(118,392,236) when loans were sold. In the prior six month period, we received cash proceeds of $236,021,566 from our warehouse lines of credit and made cash payments of $(239,371,123). During the six months ended December 31, 2014, we received cash proceeds of $120,000 on loans from related parties and $775,787 in proceeds from the sale of Series E preferred stock.

As a result of the above activities, we experienced a net decrease in cash of $555,384 for the six months ended December 31, 2014. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, our ability to raise temporary operating cash and controlling our costs as we execute our growth and expansion plans.  During the past 12 months, we ended our relationship with three of our larger lending centers and six smaller offices. These locations accounted for a significant portion of our total volume, and further accounted for a significant portion of our fixed overhead based on their heavy expense structure. At the time of their departure, none of the locations were generating enough volume to cover their expense structure and thus these operations contributed significantly to our decrease in cash and cash equivalents during the period.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments.  (See Note 1 to our unaudited consolidated financial statements, “Summary of Significant Accounting Policies”).  We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incurred a consolidated net operating loss from continuing operations of $1,4553,378 for the six months ended December 31, 2014. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations and making all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

Operating losses as reported in our current unaudited financial statements will make it more difficult to attract and onboard additional mortgage operations. If we are unable to onboard a significant number of new profitable operations, we may not generate sufficient revenues to continue current operations.

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

An event of default occurred on our outstanding shares of preferred stock which grants the holders of Series A and C Preferred Stock currently have the right to control our board of directors.

On October 15, 2014, we failed to make mandatory dividend payments in the aggregate totaling $133,500 to the holders of Series A, B, C, and D Preferred Stock. On January 23, 2015, we failed to make mandatory dividend payments in the aggregate totaling $137,633 to the holders of Series A, B, C, D, and E Preferred Stock (the “Preferred Stock”). We did not have the cash available to pay the dividends as it has elected to allocate current cash flow to the on-boarding of new offices. The non-payment of these two dividends constitutes an event of default under the Certificates of Designation for the Preferred Stock.

Under the Certificates of Designation for the Preferred Stock, any unpaid dividends will accrue and the non-payment of dividends for two quarters constitutes an event of default. A one-time five business day cure period is allowed for the second non-payment. This is the second quarter we have failed to make dividend payments. If an event of default occurs, the holders of the Series A Preferred Stock, the Series C Preferred Stock, and the Series E Preferred Stock, voting together as a separate class, have the right to increase the number of directors of the Company to seven persons and then have the right to elect or appoint, remove and re-appoint four directors of the Company. Directors appointed by the holders of Series A Preferred Stock, Series C Preferred Stock, and the Series E Preferred Stock may only be removed by the holders of a majority of the Series A Preferred Stock, Series C Preferred Stock, and the Series E Preferred Stock voting jointly.

As a result of the event of default on the Preferred Stock, the dividend rate payable on the Preferred Stock has increased and we are subject to damages caused to the holders of the Preferred Stock.

After the occurrence of the event of default on the Preferred Stock, the preferred dividend rate automatically, as of January 23, 2015, increased to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month until the event of default is cured, upon which the preferred dividend will return to a rate of 6% per annum of the Stated Value. We are unable to make the required dividend payments and the increased dividend rate will substantially increase our payables to the holders of these shares of Preferred Stock. In addition, the holders of the Preferred Stock are entitled to legal and equitable remedies for damages caused by the failure to pay the dividends. Enforcement of these remedies by the holders of the Preferred Stock would have a detrimental effect on our financial condition and could negatively affect our ability to implement our current business plan or conduct operations.

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

PSM HOLDINGS, INC.

Date: February 23, 2015	By:	/s/ Kevin Gadawski
Kevin Gadawski, President, CEO & CFO (Principal Executive and Financial Officer)