Form 10-Q
period 2015-03-31
PSM HOLDINGS INC
filed 2015-05-20
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [   ]  No [X]

As of May 20, 2015, there were 27,507,759 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended March 31, 2015

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with HUD or other state regulatory agencies;
●	Any default in our agreements with preferred shareholders; and
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.
●	Failure to comply with debt covenants which could result in the immediate repayment of notes payable.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	June 30, 2014
ASSETS
Current Assets:
Cash & cash equivalents	$591,718	$764,931
Accounts receivable - related party, net	-	683,992
Accounts receivable- non related party, net	1,512,860	43,974
Loans held for sale	43,630,170	15,416,781
Prepaid expenses	143,505	142,096
Other assets	4,265	16,058
Total current assets	45,882,518	17,067,832

Property and equipment, net	265,504	582,118

Cash restricted for surety bonds	732,500	755,701
Loans receivable	87,778	88,898
Employee advances	57,099	500
Intangible assets, net of accumulated amortization, March 31, 2015 - $117,349 and June 30, 2014 - $599,270	2,779,512	3,122,590
Security deposits	46,075	44,453

Total Assets	$49,850,986	$21,662,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,176,734	$602,351
Line of credit - related party	140,411	-
Warehouse lines of credit payable- related party	43,134,349	14,942,781
Warehouse lines of credit payable- non related party	-	474,000
Short term financing	8,194	15,584
Notes payable - related party	120,000	-
Notes payable - non related party	750,000	-
Dividend payable – related party	492,155	82,500
Dividend payable – non related party	265,103	51,000
Accrued liabilities	1,052,610	643,915
Cash held in escrow for renovation loans	-	23,201
Total current liabilities	47,139,556	16,835,332

Total Liabilities	47,139,556	16,835,332

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at March 31, 2015 and June 30, 2014	4	4
Convertible Series B, 2,000 shares outstanding at March 31, 2015 and June 30, 2014	2	2
Convertible Series C, 1,800 shares outstanding at March 31, 2015 and June 30, 2014	2	2
Convertible Series D, 1,400 shares outstanding at March 31, 2015 and June 30, 2014	1	1
Convertible Series E, 822.5 shares and 0 shares outstanding at March 31, 2015 and June 30, 2014	1	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 27,507,759 and 29,257,759 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	27,508	29,258
Treasury stock, at cost: shares held 21,600 at March 31, 2015 and June 30, 2014	(22,747)	(22,747)
Additional paid in capital	25,676,027	25,696,013
Accumulated deficit	(22,969,368)	(20,875,773)
Total Stockholders' Equity	2,711,430	4,826,760

Total Liabilities and Stockholders' Equity	$49,850,986	$21,662,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Revenues:
Revenues - related party	$-	$465,282	$234,012	$5,412,804
Revenues - non related party	5,142,485	1,858,576	11,128,925	4,473,329
Total revenues	5,142,485	2,323,858	11,362,937	9,886,133

Operating expenses:
Selling, general & administrative	5,422,530	4,147,000	12,858,669	14,356,237
Depreciation and amortization	32,985	76,358	100,730	223,041
Total operating expenses	5,455,515	4,223,358	12,959,399	14,579,278

Loss from operations	(313,030)	(1,899,500)	(1,596,462)	(4,693,145)

Non-operating income (expense):
Interest expense	(29,969)	(2,007)	(48,615)	(3,994)
Interest and dividend income	1,722	1,953	4,804	5,455
Realized gain (loss) on sale or disposal of assets	(296,941)	(18,628)	(453,322)	(18,628)
Other income	-	38,000	-	88,500
Total non-operating income (expense)	(325,188)	19,318	(497,133)	71,333

Loss from continuing operations before income tax	(638,218)	(1,880,182)	(2,093,595)	(4,621,812)

Provision for income tax	-	-	-	-

Net loss	(638,218)	(1,880,182)	(2,093,595)	(4,621,812)

Dividends on preferred stock	(486,125)	(85,500)	(757,258)	(256,500)

Comprehensive loss	$(1,124,343)	$(1,965,682)	$(2,850,853)	$(4,878,312)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.04)	$(0.07)	$(0.10)	$(0.17)

Weighted average shares of share capital outstanding - basic & diluted	27,507,759	29,468,259	27,530,653	29,437,446

Weighted average number of shares used to compute basic and diluted loss per share for the three and nine month periods ended March 31, 2015 and 2014 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,093,595)	$(4,621,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,730	223,041
Restricted cash	23,201	(402,989)
Disposition of property and equipment	272,022	-
Disposition of intangible assets	296,941	-
Stock received from sale of assets	(124,250)	-
Share based payment awards	72,573	34,837
Stock issued to third parties in lieu of cash	-	9,935
Stock issued to employees in lieu of cash	-	6,624
(Increase) decrease in current assets:
Accounts receivable	(784,894)	336,417
Mortgage loans held for sale	(28,213,389)	2,273,856
Prepaid expenses	(1,409)	(144,822)
Employee advances	(56,599)	11,789
Other current assets	11,793	(10,143)
Increase (decrease) in current liabilities:
Accounts payable	574,383	319,247
Accrued liabilities	408,694	(755,931)
Renovation escrow	(23,201)	151,310
Net cash used in operating activities	(29,537,000)	(2,568,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,000)	(208,425)
Cash received from (paid for) security deposits	(1,621)	(11,341)
Net cash used in investing activities	(11,621)	(219,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	(7,391)	957,235
Cash paid for preferred dividends	(133,500)	(256,500)
Cash proceeds from warehouse lines of credit - non related party	1,609,894	58,577,202
Cash payments on warehouse lines of credit - non related party	(2,083,894)	(60,405,732)
Cash proceeds from warehouse lines of credit - related party	239,236,527	234,308,806
Cash payments on warehouse lines of credit - related party	(211,044,959)	(234,722,052)
Cash proceeds from the sale of preferred stock	787,200	-
Cash proceeds on loans receivable	141,531	-
Cash proceeds on note payable from related party	120,000	-
Cash proceeds on note payable from nonrelated party	750,000	-
Net cash provided by (used in) financing activities	29,375,408	(1,541,041)

NET DECREASE IN CASH & CASH EQUIVALENTS	(173,213)	(4,329,448)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	764,931	4,515,618

CASH & CASH EQUIVALENTS, ENDING BALANCE	$591,718	$186,170

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

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources account for the balance of loan applications.

The Company currently operates or is licensed in the following states: Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas and Utah.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2014, which were filed with the Securities and Exchange Commission on October 14, 2014 on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary that certain loans be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of March 31, 2015, the Company had four such loans that required servicing before they can be sold to an investor. Three of the four loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. One of the loans was delinquent. The delinquent loan had unpaid principle and interest of $1,415 as of March 31, 2015. The Company has been working with this borrower who has made the principal and interest payment each of the last eight months. As of March 31, 2015, the Company has not recorded any adjustment to the fair value of the remaining four loans as any accrued gain or loss would not be material to the Company.

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

Prepaid Expenses

Generally, prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months. However, the Company engages an independent third party to perform a five-year outreach campaign to borrowers after their loan is funded. These amounts are capitalized and amortized equally each quarter over five years. Other prepaid expenses consist of prepaid insurance, rents and prepaid services provided by outside consultants. Prepaid expenses amounted to $143,505 and $142,096 at March 31, 2015 and June 30, 2014, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $140,832 and $413,319 for the three and nine months ended March 31, 2015, respectively, compared to $205,833 and $567,485 for the three and nine months ended March 31, 2014, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock units to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the quarters ended March 31, 2015 and 2014 based on the stock-based awards that were expected to vest during such periods. Under the 2012 and 2015 Stock Incentive Plans, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 14 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2015 and 2014 were 27,507,759, 27,530,653, 29,468,259, and 29,437,446, respectively. Loss per common share from continuing operations for the three and nine months ended March 31, 2015 and 2014 was $0.04, $0.10, $0.07 and $0.17, respectively.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of March 31, 2015 or 2014.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31,
	2015	June 30,
	(Unaudited)	2014
Fixtures and equipment	$600,793	$1,724,951
Less: Accumulated depreciation	(335,289)	(1,142,833)
Property and equipment, net	$265,504	$582,118

Depreciation expense for the three and nine months ended March 31, 2015 was $18,253 and $54,593, compared to depreciation expense for the three and nine months ended March 31, 2014 of $40,043 and $114,100.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at March 31, 2015 and 2014 consist of:

	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$48,615	$3,994
Stock issued for services	$-	$16,559
Stock and stock options issued to employees as bonus	$72,573	$34,837

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

On March 26, 2015, PSM Holdings, Inc. (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Mr. Gadawski to serve as its Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. In addition, Mr. Gadawski will also assume the roles of President, Chief Executive Officer, and Director of the Company’s wholly owned subsidiary PrimeSource Mortgage, Inc. (“PSMI”) upon approval and acceptance from the various state and federal agencies with which PSMI is licensed. The agreement is effective April 1, 2015 and the term of the Agreement is three years, ending on March 31, 2018. Under the Agreement, Mr. Gadawski’s annual base salary is $250,000 (“Base Salary”). If the Agreement is extended, the Base Salary will be reviewed no less frequently than annually, but at no time during the term of this Agreement will Mr. Gadawski’s Base Salary be decreased. If the Company is reasonably unable to pay the Base Salary for any pay period, the Company and Mr. Gadawski may agree that the Base Salary be paid with shares of common stock under the Company’s 2015 Stock Incentive Plan at a 25% discount to the fair market price of the stock at the end of the pay period. As a signing bonus for entering into the Agreement, the Company agreed to grant to Mr. Gadawski options to purchase up to 10,000,000 shares of common stock. Mr. Gadawski will be eligible to participate in any incentive bonus pool maintained for persons including executive officers of the Company. He will be eligible to receive an annual bonus as per the incentive bonus pool of up to 100% of the then applicable Base Salary, less applicable withholding taxes. In addition, the Company will provide Mr. Gadawski a car allowance in the amount of $750 per month as well as reimburse him for the cost of annual automobile insurance.

For the three and nine months ended March 31, 2015 the Company recorded compensation expense of $60,000 and $169,003, respectively. For the three and nine months ended March 31, 2014, the Company recorded compensation expense of $60,000 and $170,000 which included 26,494 shares of common stock received in lieu of cash compensation. The shares were discounted at 25% to the market on the date the compensation was earned. The Company also pays monthly health insurance premiums for the employee and his family currently in the amount of $292 per month.

Executive Vice-President and Director

The Company entered into an employment agreement with Mr. Jeff Smith, its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. For the three and nine months ended March 31, 2015 the Company recorded compensation expense of $23,157 and $122,636, a car allowance of $700 and $4,900, and monthly health insurance benefits currently at $292 per month. For the three and nine months ended March 31, 2014 the Company recorded $52,053 and $145,419 in compensation expense and $2,100 and $6,300 in car allowance. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company and its subsidiaries, and accordingly his employment agreement was not renewed.

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

Former President/Chief Executive Officer and Director

The Company entered into an employment agreement with its former President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the employment agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the employment agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2013, the annual compensation was increased to $275,000 pursuant to the terms of the employment agreement. On August 28, 2013, this individual resigned from all positions with the Company. As such, no compensation was paid for the current three and nine month periods. For the three and nine months ended March 31, 2014 the Company recorded (i) $2,696 and $140,196 in compensation expense, (ii) $0 and $4,500 in car allowance, and (iii) monthly health insurance benefits at approximately $345 per month.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by Michael Margolies, one of the Company’s directors. The agreement calls for compensation of $15,000 per month for strategic advisory and investor relation services. For the nine months ended March 31, 2015 and 2014, the Company recorded consulting expense of $0 and $60,000, respectively. In October 2013, the Company paid half of the consulting fee by the issuance of 39,741 shares of common stock that were issued at a 25% discount to the market on the date the compensation was earned.

In November 2013, Mr. Margolies agreed to temporarily suspend providing investor relation services to the Company. Effective April 1, 2015, the Company requested that Mr. Margolies begin providing services per the original consulting agreement. Mr. Margolies is also the managing member of the three entities that invested in the Company's Series A, Series C, and Series E preferred stock. These entities accrue dividends consistent with other investors in the Company's preferred stock. See Note 11 to the financial statements for a further discussion of the Company's preferred stock.

On November 13, 2014, the Company entered into a loan agreement with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC, entities controlled by Michael Margolies, a director of the Company (the “Lenders”). Under the terms of the loan agreement, the Lenders agreed to loan $70,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on November 13, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures November 13, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. The loans were repaid in December 2015 upon the completion of the Series E capital raise. In addition, the Lenders received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 28,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Mr. James Miller, one of the Company’s directors, is a principal stockholder of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of March 31, 2015 and June 30, 2014 were $43,134,349 and $14,942,781 which were offset by $43,630,170 and $14,942,781 of funding receivables as of March 31, 2015 and June 30, 2014, respectively (See Note 8). On December 1, 2014, the Company executed a note agreement with this management company to repay a line of credit provided by this related party. The note calls for monthly payments of $984.20 beginning December 1, 2014. The note also calls for a balloon payment on December 1, 2017. The Company made payments in December and January. The Company did not make February and March payments as it is working with the management company to reconcile amounts due between the parties. Amounts are not considered significant and both parties agree amounts will be fully reconciled and made current during the next quarter. The amount due on the line of credit at March 31, 2015 was $140,411.

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of United Community Mortgage Corp. (now PrimeSource Mortgage, Inc.). The term of the employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. The Company recorded total compensation expense of $17,500 and $89,590 for the three and nine months ended March 31, 2015 compared to total compensation expense of $30,000 and $90,000 for the three and nine months ended March 31, 2014.

On July 1, 2011, the Company entered into an employment agreement with a former director of the Company, in connection with the acquisition of Brookside Mortgage, LLC. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside branch in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with 60 days notice from either party and provided additional overrides based on production. The revised agreement was not executed.  Effective January 16, 2014, this individual resigned from all positions with the Company. As such, the Company recorded no compensation expense for either the three or nine months ended March 31, 2015. In the prior year, the Company recorded total compensation expense of $10,412 and $98,571 for the three and nine months ended March 31, 2014.

On August 8, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. After the resignation, the individual remained a regional vice president of one of the Company’s corporate lending centers. The agreement provided that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned would be paid to the individual. Bonuses were to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. In January 2014, this individual resigned from all positions with the Company. As such, no compensation expense was incurred for the three or nine months ended March 31, 2015. For the three and nine months ended March 31, 2014, the Company recorded compensation expense of $92,415 and $474,421, respectively.

The Company leased an office space in a building that was 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement were to expire on September 1, 2015, and required a monthly rent of $21,720. The lease was terminated upon the resignation of this former director in January 2014. Total rent paid for the office lease for the three and nine months ended March 31, 2015 was $0. The total rent paid for the three and nine months ended March 31, 2014 was $0 and $130,320, respectively.

Effective November 1, 2011, the Company entered into an employment agreement with a former director of the Company in connection with the acquisition of Iowa Mortgage Professionals, Inc. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his employment agreement was for two years, with automatic one-year extensions unless notice was given by either party. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement was not executed. On January 31, 2014, this individual resigned from all positions with the Company. As such, no compensation expense was recorded for either the three or nine months ended March 31, 2015. For the three and nine months ended March 31, 2014, the Company recorded $18,829 and $98,920 in compensation expense, respectively.

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

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term was modified to at will with 60 days notice from either party. The employee was paid an annual salary of $95,000 and received bonuses based on production. Additionally, the employee was eligible to receive 50% of the net profits of the Fidelity Mortgage branch on annual net income in excess of $500,000. On January 31, 2014, this individual resigned from all positions with the Company. As such, no compensation expense was recorded for either the three or nine months ended March 31, 2015. For the three and nine months ended March 31, 2014, the Company recorded total compensation expense of $42,325 and $251,476, respectively.

Loans Receivable

Loans receivable from a related party as of March 31, 2015 consists of:

		Balance due
		March 31,	Balance due
	Original	2015	June 30,
	Loan	(Unaudited)	2014
Secured loans to NWBO Corporation (NWBO)	$167,000	$87,778	$88,898

Accrued interest due from NWBO	-	3,665	10,668
	167,000	91,443	99,566
Less allowance for uncollectible amounts	-	-	-
	$167,000	$91,443	$99,566

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide By Owner, Inc. (“Nationwide”), a Texas based company engaged in the business of providing proprietary technology to generate leads, securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to December 31, 2013. On October 13, 2014, the Company extended the maturity date to April 15, 2015. The Company is talking with Nationwide about an additional note extension and formal repayment plan. The Company believes a formal repayment plan and note extension will be executed during the next calendar quarter. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $1,315 and $3,987 from the loan receivable from Nationwide for the three and nine months ended March 31, 2015 and $1,344 and $4,033 for the same periods in 2014. The principals of NWBO were also employees of the Company and notified the Company in March that they were resigning from all positions with the Company.

NOTE 6 –EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $57,099 and $500 as of March 31, 2015 and June 30, 2014, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31,
	2015 (Unaudited)	June 30, 2014
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	2,779,512	2,779,512

Intangible assets subject to amortization:
Customer lists	117,349	117,349
Nationwide license	-	824,999
	117,349	942,348
Less: Accumulated amortization – Nationwide license	-	(483,862)
Less: Accumulated amortization – customer lists	(117,349)	(115,408)
Total	-	343,078

Total Intangible assets, net	$2,779,512	$3,122,590

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

Any of the following events or changes in circumstances, as well as the risk factors mentioned earlier in this report, could reasonably be expected to negatively affect our key assumptions:

●	Significant change in mortgage interest rates;
●	Loss of the Company’s primary warehouse lender;
●	Additional or new regulatory and compliance requirements that restrict our plan for growth;
●	The loss of key production personnel;
●	Continued default on our obligation to preferred shareholders; or
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide. The license agreement permits exclusive use of the technology to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The principals of NWBO, who were also loan originators for the Company, have transitioned off of the Company’s lending platform. As such, the Company wrote off the remaining unamortized balance of this license as of March 31, 2015.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has three warehouse lines of credit available as of March 31, 2015 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans. The warehouse line of credit matures on October 10, 2015. This line of credit did not have an outstanding balance as of March 31, 2015.

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2015. The outstanding balance on this line of credit as of March 31, 2015 was $43,134,349.

(iii)

On September 21, 2014, the Company entered into a warehouse line of credit with a mortgage banker for up to $1,000,000. The annual interest rate on the line is equal to the greater of either the Wall Street Journal Prime Interest Rate plus 1% or 5%. The warehouse line of credit matures on October 1, 2015. This line of credit did not have an outstanding balance as of March 31, 2015.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 14 days for most loans. Subsequent to March 31, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by the secondary investors.

The Company does not intend to hold and service the loans. The Company had $43,630,170 in loans held for sale against the warehouse lines of credit as of March 31, 2015.

NOTE 9 – NOTES PAYABLE

On February 18, 2015, the Company executed a Loan Agreement, Security Agreement, and Promissory Note (collectively the “Loan”) with an unrelated third party lender. The Loan requires monthly interest only payments at fourteen percent annually (14%) beginning March 1, 2015. The principle balance will become due on February 1, 2016. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all the Company’s tangible and intangible assets. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The Loan restricts the amount of the proceeds that can be used to settle payables already incurred.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31,
	2015 (Unaudited)	June 30, 2014
Credit card charges	$87,580	$53,938
Accrued payroll	634,976	481,324
Other liabilities	330,054	108,653
	$1,052,610	$643,915

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at March 31, 2015 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

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

In connection with the first closing of the Series E SPA, the Company amended the Stock Purchase Agreement dated February 3, 2013 and amended on April 1, 2014 (the “Series A & B SPA”), entered into in connection with the sale of the Series A Preferred Stock and Series B Preferred Stock and also amended the original Stock Purchase Agreement dated April 1, 2014 (the “Series C & D SPA”), entered into in connection with the sale of the Series C Preferred Stock and Series D Preferred Stock. The amendments permitted the issuance of the Series E Preferred Stock senior to dividend and liquidation rights of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

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

Default on Preferred Dividends

On January 23, 2015, an event of default occurred due to the Company’s non payment of dividends due the preferred holders on October 15, 2014 and January 15, 2015. After the occurrence of the default event, the preferred dividend rate automatically, as of January 23, 2015, increased to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month until the event of default is cured, upon which the preferred dividend will return to a rate of 6% per annum of the Stated Value. The Company did not cure the default, nor make any additional or required dividend payments that were due February 15, 2015, March 15, 2015 or April 15, 2015.

Following is the status of the share based payment plans during the nine months ended March 31, 2015 and 2014:

2012 Stock Option/Stock Issuance Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012.

On March 26, 2015 (the “Effective Date”) the Board of Directors of the Company approved the 2015 Stock Incentive Plan (the “Plan”). Awards may be made under the Plan for up to 40,000,000 shares of Common Stock of the Company at $0.001 par value per share. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No awards can be granted under the Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

Options issued during the nine months ended March 31, 2015 and 2014 under either plan were as follows:

On February 12, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 1,900,000 shares of common stock at $0.035 per share vesting over a three-year period. The options were granted under the Company’s 2012 Stock Incentive Plan. The fair value of options was determined to be $59,396 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 175.11%, a four-year term and dividend yield of 0%. Employees who were granted 100,000 of these options left the Company before executing the grant forms and for purposes of our summary of option table below only 1,800,000 of these options are reflected as awarded. The 100,000 option grants forfeited were valued at $3,126.

On February 5, 2015, the Board of Directors granted four-year options to ten employees to purchase an aggregate of 325,000 shares of common stock at $0.03 per share vesting over a three-year period. The options were granted under the Company’s 2012 Stock Incentive Plan. The fair value of options was determined to be $7,368 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 171.85%, a four-year term and dividend yield of 0%. The Company has ended its relationship with both offices represented by these 10 employees and all options issuances have been forfeited and are not shown in the totals outstanding as of March 31, 2015 or listed as awarded in the summary option table below.

On February 20, 2014, the Company issued 250,000 incentive options to an employee. The options were granted under the 2012 Plan. The options vest equally over three years and were valued at $20,733 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 117.12%, a three-year term and dividend yield of 0%. In February 2015, the Company eliminated this individual’s position and all previously issued options were forfeited.

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

On July 8, 2013, the Company granted 250,000 options to an employee of the Company. The options vest equally over three years and were valued at $47,061 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 91.6%, a three-year term and dividend yield of 0%. In June 2014 this individual resigned from the Company and all previously issued options were forfeited.

On July 1, 2013, the Company granted 125,000 options to an employee of the Company. The options vest equally over three years and were valued at $21,664 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 92.2%, a three-year term and dividend yield of 0%.

As of March 31, 2015, the Company has granted 5,466,671 shares of Common Stock or Common Stock Options valued at $891,708 to employees and a consultant under the 2012 Plan and 533,329 common shares remained unissued and available for future issuances under the 2012 Plan and 40,000,000 shares remained unissued and available for future issuance under the 2015 Plan.

A summary of stock option activity for the last two years is as follows:

	For the nine months ended March 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the period	3,160,000	$0.17	275,000	0.38
Options granted	1,800,000	0.035	1,325,000	0.28
Options exercised	-	-	-	-
Options forfeited/expired	(741,667)	0.24	-	-
Options outstanding at end of the period	4,218,333	$0.10	1,600,000	$0.30

Options exercisable as of March 31	233,333	$0.31	25,000	$0.40

Other Stock Issuances

The Company did not issue any common stock for either the three or nine months ended March 31, 2015. For the nine months ended March 31, 2014, the Company issued 26,494 shares to an employee and 39,741 shares to a consultant, both directors, in lieu of cash compensation due.

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

Total common shares issued and outstanding at March 31, 2015 was 27,507,759

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

Pursuant to the Preferred Series E Stock transaction in November and December 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 13,160,000 shares of the Company’s Common Stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.011 and expire on November 26, 2019. The fair value of warrants was determined to be $124,698 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 174.98%, a five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of March 31, 2015.

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

The Company has a total of 18,030,000 warrants outstanding as of March 31, 2015 at a weighted average exercise price of $0.05.

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock and unvested shares of restricted stock totaled 22,248,333 as of March 31, 2015. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2015 and 2014 was 27,507,759, 27,530,653, 29,468,259 and 29,437,446, respectively. Loss per common share from continuing operations for the three and nine months ended March 31, 2015 and 2014 was $0.04, $0.10, $0.07 and $0.17, respectively.

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

Nationwide has dramatically evolved from their original model which focused solely on sale by owners.  The revised model is now focused around a consumer-centric realtor model with a significant focus on mobile technology tools and social media marketing strategies. Nationwide expanded its initial Smart Sign technology into a proprietary software called eNfoDeliveredTM, which is now a lead acquisition, lead development, and lead delivery platform.  A second proprietary software called Path2Sell SystemsTM was launched in August of 2013.  These two platforms combine to provide PSMI access to the feature-rich toolkit of marketing tools mentioned above as well as training, administration, and support.  While helping to add to a loan origination pipeline, Path2Sell SystemsTM allows a much greater focus on tools deliverable in each lending center/branch; tools specific to create greater leverage with local realtor and home builder contacts.

As of March 31, 2015, the Company was informed that the principals of Nationwide, who also managed a loan origination office for the Company, were resigning from employment with the Company. As such, during the period, we recorded a charge for the full unamortized balance of the license agreement in the amount of $296,941.

Employment agreements

The Company’s practice is to revise employment agreements as they become due to make the agreements at will requiring no more than 60 days termination notice by either party. The Company’s President & CEO has a three year employment agreement that became effective as of April 1, 2015.

Lease commitments

On April 8, 2013, the Company executed a five-year lease on approximately 4,000 square feet of office space for its corporate office location in Oklahoma City. The lease requires an initial deposit of $90,000 for build out of the office space and a monthly lease payment of $8,132 in year one, increasing to $8,636 in year five.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The current monthly rent for office premises and property and equipment is $74,388. The leases expire between April 2015 and December 2018. Total rent expense recorded for the three and nine months ended March 31, 2015 was $218,442 and $557,243, respectively. Total rent expense recorded for the three and nine months ended March 31, 2014 was $190,674 and $730,820, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at March 31, 2015 are as follows:

Amount
For the year ended June 30,
2015	$152,246
2016	317,718
2017	146,219
2018	149,067
2019	27,636
Total	$792,886

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Other than cash, which is determined using Level 1 inputs, and intangible assets, which were determined using Level 3 inputs, the fair value of the assets and liabilities was determined using Level 2 inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015 (Unaudited)		June 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$591,718	$591,718	$764,931	$764,931
Restricted cash	732,500	732,500	755,701	755,701
Accounts receivable - related party	-	-	683,992	683,992
Accounts receivable - non related party	1,512,860	1,512,860	43,974	43,974
Loans held for sale	43,630,170	43,630,170	15,416,781	15,416,781
Prepaid expenses	143,505	143,505	142,096	142,096
Loans receivable	87,778	87,778	88,898	88,898
Intangible assets	2,779,512	2,779,512	3,122,590	3,122,590
Security deposits	46,075	46,075	44,453	44,453

Financial liabilities:
Accounts payable	$1,176,734	$1,176,734	$602,351	$602,351
Warehouse lines of credit - non related party	-	-	474,000	474,000
Warehouse lines of credit - related party	43,134,349	43,134,349	14,942,781	14,942,781
Preferred dividends payable- related party	492,155	492,155	82,500	82,500
Preferred dividends payable- non related party	265,103	265,103	51,000	51,000
Notes payable – related party	120,000	120,000	-	-
Notes payable – non related party	750,000	750,000	-	-
Accrued liabilities	1,052,610	1,052,610	643,915	643,915

NOTE 15 - INDUSTRY RISKS AND GOING CONCERN

These unaudited consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company is not current in paying all the costs and expenses of the parent company. Further, there is some uncertainty as to the Company’s ability to pay the dividends required to the Series A, B, C, D, and E preferred shareholders. Although dividends were paid as required through June 30, 2014 the Company did not make the dividend payments due by October 15, 2014 or January 15, 2015 in the amount of $133,500 and $137,633, respectively. As a result of missing two dividend payments, the Company is in default on the agreements and the preferred shareholders could exercise certain rights including increasing their board representation to board majority. While the dividends remain in default, the dividend rate increase from 6% to 20%. As such, for the three months ended March 31, 2015, an additional $486,125 in unpaid dividends were accrued. The Company has no immediate plans to cure the default of accrued dividends. These factors give rise to uncertainty about the Company’s continuing as a going concern.

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

Management is continuing to implement cost reduction strategies. Management may also pursue additional capital raises, which if successful, would be highly dilutive to the holdings of the current common shareholders.

NOTE 16 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse line of credit agreements with a mortgage banker whose Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of March 31, 2015 was $43,134,349. Subsequent to March 31, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by investors.

Historically, the Company has recorded a significant portion of its total revenues from one investor, who is a related party. In October 2013, the Company began funding loans on its delegated platform which includes delivery options to multiple investors. This has significantly decreased the reliance on any one investor. As an example, for the nine months ended March 31, 2015, approximately 2.1% of total revenue was from loans sold to this related party investor, while during the same nine month period last year 54.8% of the Company’s revenue came from loans sold to this related party investor.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. As of March 31, 2015, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 17 – SUBSEQUENT EVENTS

Issuance of Stock Options

Pursuant to the employment agreement executed with Mr. Gadawski effective April 1, 2015, the Company issued Mr. Gadawski 10,000,000 stock options. The options were granted under the 2015 Plan. The options vest equally over three years and were valued at $337,798 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.97%, volatility of 186.90%, a three-year term and dividend yield of 0%.

Pursuant to the Consulting Agreement executed, effective April 7, 2015, the Company issued a consultant 1,000,000 stock options. The options were granted under the 2015 Plan. The options vest equally over three years and were valued at $52,904 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.97%, volatility of 190.82%, a three-year term and dividend yield of 0%..

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

Historically, a significant portion of our business has been referral based and purchase orientated (versus refinance). We do not directly participate in the secondary markets and further do not maintain a servicing portfolio. Approximately 75% of total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources account for the balance of loan applications.

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in 16 states and operates out of approximately 22 offices around the country.

Current Environment

Regulatory changes from federal and state authorities have placed a significant amount of pressure on mortgage companies across the United States. The regulatory changes have applied operational pressure for deeper and more disciplined internal processes, limitations on loan officer compensation and increased compliance requirements all making it difficult for small to mid-market mortgage firms to operate profitably as independent businesses. This dynamic has spurred consolidation in the industry as many firms feel the need to join larger more established platforms. This industry shift has forced the remaining mortgage businesses to either make the financial investments in their business to operate in today’s environment or become part of a more stable, mature operation that is better suited to compete in a contracting market.

Plan of Operation

In May 2014, we rolled out our delegated lending platform to all of our field offices. Under our delegated model, we generate income in multiple ways including yield spread on originated loans, file fees and volume bonus or delivery incentives from investors. Our Capital Markets and field operations team is based in Murrieta, CA. We closed our first loan as a fully delegated lender in October 2013.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Nine months ended March 31,	Number of	Dollar
	Loans	Production
2015	1,072	$239,236,527
2014	1,620	$292,886,008
2013	2,812	$499,859,078

Some of this decline in volume was intentional as the Company has shut down or ended relationships with under-performing offices, some of which accounted for significant production in prior periods.

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations, and production.  During the three months ended March 31, 2015, we added a total of two locations (Lindon, Utah and Chula Vista, California).

We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three and nine months ended March 31, 2015, include the operating results of our wholly-owned subsidiary WWYH, Inc. (an inactive company) and results of operations of PrimeSource Mortgage, Inc. since its acquisition, effective March 16, 2011.

We reported a net loss of $638,218 and $2,093,595 for the three and nine months ended March 31, 2015 compared to a loss of $1,880,182 and $4,621,812 for the same period ended March 31, 2014.  The decrease in our net loss is directly attributable to the migration to our delegated lending platform, the closure of under performing branches, continued cost containment and the addition of several productive and profitable offices.

Revenues

Total revenues increased by $2,818,627 and $1,476,804 to $5,142,485 and $11,362,937 for the three and nine months ended March 31, 2015, as compared to $2,323,858 and $9,886,133 for the same period in 2014.  We closed 1,072 loans for a total loan production of $239,236,527 during the nine months ended March 31, 2015, as compared to 1,620 loans for a total production of $292,886,008 for the comparable prior year period.  Our production was lower in the current fiscal year primarily due to reduced origination volumes throughout the industry as well as our closing certain production offices that were originating loans in the prior period. Our revenue per loan increased by $4,397, or 72% to $10,500 in the current period, compared to $6,103 in the prior period. The increase in revenue per loan in the current year is a direct result of more loans being originated and funded on our delegated platform. It is expected that our revenue per loan will continue to increase in future periods as our delegated lending platform continues to evolve.

Operating Expenses

Our total operating expenses increased by $1,232,157 and decreased $1,619,879 for the three and nine months ended March 31, 2015, to $5,455,515 and $12,959,399 as compared to $4,223,358 and $14,579,278 for the comparable periods in the prior year. The increase for the three month period is a direct result of our new Box Home Loans division we opened during the quarter. The decrease in operating expenses for the nine month period was primarily related to decreases in certain variable expenses such as commissions that were directly tied to revenue and production. Commission expense decreased by $1,940,302 for the nine months ended March 31, 2015, to $2,317,703. As a percentage of revenue, commission expense decreased to 20% from 43% in the prior nine-month period. The decrease in commission expense as a percentage of revenue is directly related to the Company making more commissions on each loan (higher revenue per loan) and due to the fact that the Company has moved more originators, especially branch managers, to salary only compensation plans. Salaries were $4,606,174 for the nine months ended March 31, 2015 compared to salaries of $4,387,707 for the comparable prior year period. The current period included salaries and costs associated with operational personnel, including underwriters, closers, shippers and funders required on our delegated lending platform. These individuals were only with the Company for part of the time during the prior period. These increases were offset somewhat by the elimination of salaries associated with the lending centers we closed in early 2014.

Advertising expense relates primarily to costs associated with generating leads and post-closing programs designed to maintain contact with borrowers. Advertising expenses were $140,832 and $413,319 for the three and nine months ended March 31, 2015, respectively, compared to $205,833 and $567,485 for the three and nine months ended March 31, 2014, respectively. The decrease was a result of lower loan volume and the termination of underperforming offices which were not on our platform during the current three and nine month periods. Total rent expense was $557,243 for the nine months ended March 31, 2015 compared to $730,820 for the nine months ended March 31, 2014. Professional and legal fees increased by $414,493 to $827,790 for the current nine month period versus $413,296 for the prior period. The increase was due to contract services the Company hired for its new Box Home Loans division in January 2015. Depreciation and amortization were $100,730 and $223,041 for the nine months ended March 31, 2015 and 2014, respectively. The reduction in both non cash charges is a result of the office closures in January and February of 2014, in which the Company wrote off certain intangible assets including customer lists, and then sold assets which were located in these offices in July 2014. Computers and systems expense was $244,874 for nine months ended March 31, 2015 compared to $275,292 for the prior period. Prior period expenses were higher due to having more loan originators.

Non-operating income (expense)

We incurred non-operating expense of $325,188 and $497,133 for the three and nine months ended March 31, 2015. The majority of this non-operating expense was for assets sold or disposed of at offices that have transitioned off the Company’s platform. The Company recorded a loss of $156,381 related to the sale of assets used by branch offices the Company closed in the first calendar quarter of 2014. We sold assets we were no longer using, with a book value of $278,881, for the return of 1,750,000 shares of our common stock that were valued at $0.07 per share based on the dates the sale agreements were executed. The Company also wrote off the unamortized balance of its license agreement with NWBO as the principals of NWBO, who were also employees of the Company, left the Company. The unamortized charge the Company incurred in the current quarter amounted to $296,941. There was no other significant non-operating income or expense transactions in either periods presented.

Liquidity and Capital Resources

Our cash and cash equivalents were $591,718 as of March 31, 2015, compared to $764,931 as of June 30, 2014. As shown in the accompanying consolidated financial statements, we recorded a net loss of $2,093,595 for the nine months ended March 31, 2015, compared to a net loss of $4,621,812 for the comparable prior year period. Our current assets were less than our current liabilities by $1,257,038 as of March 31, 2015. We have never generated an annual net income. We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform will allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2015 was $(29,537,000) resulting primarily from our increase in loans held for sale of $(28,213,389). Other items impacting our cash used in operating activities was our net loss of $(2,093,595), disposition of property and equipment of $272,022, disposition of intangible assets of $296,941, an increase in our accounts receivable of $(784,894) and increases in accounts payable and accrued liabilities of $574,383 and 408,694, respectively. In the prior nine month period, net cash used in operating activities was $(2,568,641), which included a net loss from operations of $(4,621,812). The prior period loss included non-cash charges for depreciation and amortization of $223,041, collection of accounts receivable of $336,417, sale of loans held for sale of $2,273,856, a reduction in accrued liabilities of $(755,931) and an increase in accounts payable of $319,247.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2015, was $(11,621) compared to net cash used in investing activities of $(219,766) in the prior period. During the nine months ended March 31, 2015, we purchased property and equipment amounting to $(10,000) and were refunded security deposits of $(1,621). For the nine months ended March 31, 2014, we purchased property and equipment amounting to $(208,425) and paid security deposits of $(11,341). We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2015, amounted to $29,375,408 compared to net cash used in financing activities of $(1,541,041) for the prior year. Cash paid for preferred dividends amounted to $(133,500) and $(256,500) for the nine months ended March 31, 2015 and 2014, respectively. In terms of our warehouse lines of credit for the nine months ended March 31, 2015, we received cash proceeds of $240,846,421 to fund our loan originations and made cash repayments of $(213,128,853) when loans were sold. In the prior nine month period, we received cash proceeds of $292,886,008 from our warehouse lines of credit and made cash payments of $(295,127,784). During the nine months ended March 31, 2015, we received cash proceeds of $120,000 on loans from related parties, $750,000 in loan proceeds from an unrelated party and $787,200 in proceeds from the sale of Series E preferred stock.

As a result of the above activities, we experienced a net decrease in cash of $173,213 for the nine months ended March 31, 2015. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, our ability to raise temporary operating cash and controlling our costs as we execute our growth and expansion plans.  During the past 15 months, we ended our relationship with three of our larger lending centers and eight smaller offices. These locations accounted for a significant portion of our total volume, and further accounted for a significant portion of our fixed overhead based on their heavy expense structure. At the time of their departure, none of the locations were generating enough volume to cover their expense structure and thus these operations contributed significantly to our decrease in cash and cash equivalents during the periods.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments.  (See Note 1 to our unaudited consolidated financial statements, “Nature of Business and Summary of Significant Accounting Policies”).  We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

Share Based Payment Plan

Under the 2012 and 2015 Stock Incentive Plans, we can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to us by the awardees. We use the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

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

This item is not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Kevin Gadawski, our principal executive officer and principal financial officer, concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to PSM Holdings, Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incurred a consolidated net operating loss from continuing operations of $2,093,595 for the nine months ended March 31, 2015. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations and making all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

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

We incurred a consolidated net operating loss from continuing operations of $2,093,595 for the nine months ended March 31, 2015. Unless we are able to reverse or mitigate these losses we may not be able to repay our current obligations including the Loan, dated February 18, 2015, which non-payment could result in the foreclose and sale of all of the Company’s (and all its subsidiaries’) assets.

If our revenue and profitability continue to decline we may not have enough capital to repay the February 18, 2015 loan with an unrelated third party lender (the “Loan”). The Loan requires monthly interest only payments at 14% beginning March 1, 2015. The principle balance will become due on February 1, 2016. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all of the assets of the Company (including intellectual property rights and licenses) and its subsidiaries as agreed to in the Security Agreement dated February 18, 2015, between the Company, and its subsidiaries, and the lender (the “Security Agreement”). Upon the occurrence of an event of default, the Lender has the right to foreclose on the assets of the Company. The security interest granted to the lender is guaranteed by the Company’s wholly-owned subsidiaries, WWYH, Inc., a Texas corporation (“WWYH”), and PrimeSource Mortgage, Inc., a Delaware corporation (“PSMI”), pursuant to the Guaranty Agreements dated February 18, 2015. Our failure to perform the obligations under the Loan could result in the forfeiture and sale of all of the Company’s and its subsidiaries assets.

An event of default occurred on our outstanding shares of preferred stock which grants the holders of Series A, C, and E Preferred Stock the right to control our board of directors.

On October 15, 2014, we failed to make mandatory dividend payments in the aggregate totaling $133,500 to the holders of Series A, B, C, and D Preferred Stock. On January 23, 2015, we failed to make mandatory dividend payments in the aggregate totaling $137,633 to the holders of Series A, B, C, D, and E Preferred Stock (the “Preferred Stock”). We did not have the cash available to pay the dividends we elected to allocate current cash flow to the on-boarding of new offices. The non-payment of these two dividends constitutes an event of default under the Certificates of Designation for the Preferred Stock.

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

After the occurrence of the event of default on the Preferred Stock, the preferred dividend rate automatically, as of January 23, 2015, increased to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month until the event of default is cured, upon which event the preferred dividend will return to a rate of 6% per annum of the Stated Value. We are unable to make the required dividend payments and the increased dividend rate will substantially increase our payables to the holders of these shares of Preferred Stock. In addition, the holders of the Preferred Stock are entitled to legal and equitable remedies for damages caused by the failure to pay the dividends. Enforcement of these remedies by the holders of the Preferred Stock would have a detrimental effect on our financial condition and could negatively affect our ability to implement our current business plan or conduct operations.

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on October 14, 2014.

Item 6.  Exhibits

4.1	2015 Stock Incentive Plan
10.1	Executive Employment Agreement with Kevin Gadawski, dated March 26, 2015
31.1	Rule 13a-14 Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM HOLDINGS, INC.

Date: May 20, 2015	By:	/s/ Kevin Gadawski
Kevin Gadawski, President, CEO & CFO (Principal Executive and Financial Officer)