Form 10-K
period 2015-06-30
PSM HOLDINGS INC
filed 2015-10-13
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54988

PSM HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0445475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1109 N. Bryant Ave., Suite 110 Edmond, Oklahoma	73034
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (405) 753-1900

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

Yes  [   ]    No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $453,303 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and its operating subsidiary are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At October 13, 2015, there were 42,104,648 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 i

Forward Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, some of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with The U.S.Department of Housing and Urban Development (HUD) or other state regulatory agencies;
●	Any default in our agreements with preferred shareholders;
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows; and
●	Failure to comply with debt covenants which could result in the immediate repayment of secured and unsecured notes payable.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” and “our” refer to PSM Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

Historical Information

PSM Holdings, Inc. (“PSMH” or the “Company”) was incorporated under the laws of the State of Utah on March 12, 1987, as Durban Enterprises, Inc. On July 19, 2001, Durban Enterprises, Inc., created a wholly-owned subsidiary called Durban Holdings, Inc., a Nevada corporation, to facilitate changing the domicile of the Company to Nevada. On August 17, 2001, Durban Enterprises, Inc. merged with and into Durban Holdings, Inc., leaving the Nevada corporation as the survivor. On May 18, 2005, Durban Holdings, Inc. completed the acquisition of Prime Source Mortgage, Inc., a Texas corporation (now known as WWYH, Inc.). Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” On December 14, 2011, PSM Holdings, Inc., created a wholly-owned subsidiary called PSM Holdings, Inc., a Delaware corporation, to facilitate changing the domicile of the Company to the State of Delaware. On December 29, 2011, PSM Holdings, Inc. merged with and into PSM Holdings, Inc., leaving the Delaware corporation as the survivor.

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

On February 4, 2013, we entered into a Stock Purchase Agreement (the “2013 SPA”) with LB Merchant PSMH-1, LLC (an entity managed by Michael Margolies, a director and principal shareholder of the Company) and Riverview Group LLC (each, individually a “Purchaser” or, together, the “Purchasers”), providing for the issuance and sale of $3,700,000 of our Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and issuance and sale of $2,000,000 of our Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price was $0.40, subject to adjustment for stock splits, and certain stock issuances outside the 2012 Stock Incentive Plan which are at a price lower than the initial conversion price. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the 2013 SPA occurred on February 5, 2013.

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of the Company’s Common Stock were issued to the Placement Agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 130.21%, a five year term and dividend yield of 0%. In addition to the warrants, we paid $456,000 to the Placement Agent for placement agent fees and incurred $71,965 in legal and other transaction fees.

Pursuant to the 2013 SPA, we granted the Purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registerable securities or the Series B registerable securities, as provided in the 2013 SPA.

On April 1, 2014, we entered into a Stock Purchase Agreement (the “2014 SPA”) providing for the issuance and sale of $1,800,000 of our Series C 6% Convertible Preferred Stock (1,800 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”) and $1,400,000 of our Series D 6% Convertible Preferred Stock (1,400 shares) at $1,000 per share (the “Series D Preferred Stock”). The closing of the 2014 SPA occurred on April 1, 2014, with the 1,800 shares of Series C Preferred Stock being sold to LB Merchant PSMH-2, LLC, an entity managed by Michael Margolies, a director and principal shareholder of the Company, and the 1,400 shares of Series D Preferred Stock being sold to two institutional investors and an individual affiliated with one of the institutional investors (each, individually a “2014 Purchaser” or, together, the “2014 Purchasers”). Each share of Series C Preferred Stock and, subject to certain limitations, each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price was $0.08, subject to adjustment. The holders of Series C Preferred Stock and Series D Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series C Preferred Stock and Series D Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on July 15, 2014.

Pursuant to the provisions of the Certificates of Designation for the Series A Preferred Stock and Series B Preferred Stock regarding adjustments in conversion price, because we issued and sold additional shares at a price below the initial conversion price of the Series A Preferred Stock and Series B Preferred Stock, the conversion price was adjusted to $0.24 per share.

On November 26, 2014, we entered into a Stock Purchase Agreement dated effective November 24, 2014 (the “Series E SPA”) providing for the issuance and sale of up to $1,250,000 of our Series E 6% Convertible Preferred Stock (1,250 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). The first closing of the Series E SPA occurred on November 26, 2014, with 612.5 shares of Series E Preferred Stock being sold to LB Merchant PSMH-3, LLC, an entity controlled by Michael Margolies, a director and principal shareholder of the Company. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.01, subject to adjustment. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the certificate of designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on January 15, 2015.

On December 15, 2014, the second closing of the Series E SPA occurred with 210 shares of Series E Preferred Stock being sold to LB Merchant PSMH-3, LLC. In total, we sold 822.5 shares of Series E Preferred Stock convertible into 82,250,000 common shares. The holder of Series E Preferred Stock are entitled to certain voting rights designated in the certificate of designation for the series.

The holder of the Series E Preferred Stock will have demand and piggyback registration rights for the common stock issuable upon conversion of the Series E Preferred Stock. The registration rights are pari passu with the registration rights of the Company’s other outstanding series of issued preferred stock.

In connection with the first closing of the Series E SPA, we amended the 2013 SPA and the 2014 SPA. The amendments permitted the issuance of the Series E Preferred Stock senior to dividend and liquidation rights of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

Pursuant to the provisions of the Certificates of Designation for the Series A Preferred Stock and Series B Preferred Stock regarding adjustments in conversion price, because we issued and sold additional shares at a price less than the existing $0.24 conversion price of the Series A Preferred Stock and Series B Preferred Stock, the conversion price was adjusted to $0.10 per share.

Pursuant to the provisions of the Certificates of Designation for the Series C Preferred Stock and Series D Preferred Stock regarding adjustments in conversion price, because we issued and sold additional shares at a price less than the existing $0.08 conversion price of the Series C Preferred Stock and Series D Preferred Stock, the conversion price was adjusted to $0.04 per share.

Currently, the outstanding shares of Series A Preferred Stock are convertible into 30,833,333 shares of the Company’s Common Stock; the outstanding shares of Series B Preferred Stock are convertible into 16,666,667 shares of the Company’s Common Stock; the outstanding shares of Series C Preferred Stock are convertible into 45,000,000 shares of the Company’s Common Stock; the outstanding shares of Series D Preferred Stock are convertible into 35,000,000 shares of the Company’s Common Stock; and the outstanding shares of Series E Preferred Stock are convertible into 82,250,000 shares of the Company’s Common Stock.

Business Operations

We are considered one reporting unit based on our one line of business and the way that management reviews results.

We originate mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, Prime Source Mortgage, Inc. (“PSMI”).

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

PSMI is currently licensed in Arizona, Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Virginia.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit are repaid typically within an overall average of 15 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans and these lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 95% of all of the residential mortgage loans processed by us are currently being closed using these available warehouse lines of credit.  Warehouse capacity with our primary warehouse provider, a related party, is adequate to support our current volumes, as well as anticipated growth.

License Agreement with Nationwide

On April 14, 2006, we entered into a license agreement with Nationwide By Owner, Inc., a Texas corporation with offices in Fort Worth, Texas (“Nationwide”).  The license agreement permits exclusive use of the technology to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and the issuance of 150,000 shares of our common stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The principals of Nationwide, who were also loan originators for us, have transitioned off of our lending platform. As such, we wrote off the remaining unamortized balance of this license as of March 31, 2015.

On or about May 15, 2007, we loaned an aggregate of $167,000 to Nationwide for its operating expenses.  This loan is evidenced by a promissory note which was originally due on May 30, 2008.  The loan is secured by the 150,000 shares of PSMH Common Stock which we issued to Nationwide in the original agreement.  Effective April 15, 2015, we extended the note with a new maturity date of September 30, 2016. The balance remaining on the note is $87,778 and the note rate is 6%. The note extension calls for minimum quarterly interest payments and fixed principal reduction payments based on the number of installations of the Path2sell technology. Concurrent with the note extension, we executed a termination agreement with NWBO whereby we mutually agreed to terminate our exclusive license agreement with NWBO and they agreed we did not have any further obligations under the original license agreement.

The loan to Nationwide plus accrued interest was under-collateralized by approximately $62,006 using the closing share price of $0.20 of our Common Stock as of June 30, 2015.  Due to the high volatility of our share price and the execution of the termination agreement which calls for fixed principal reductions based on installations, we did not deem it necessary to record a provision for doubtful debts as of June 30, 2015 for the under collateralized amount.

Competition

The mortgage industry is highly competitive and many of our competitors are larger, have greater name recognition and have greater resources than we have. Further, many of our competitors generate revenue from a mortgage transaction in ways which we do not, such as servicing revenue. Still, other competitors are internet mortgage firms who have much greater experience than we do in generating internet leads. We compete with these lenders for both borrowers (loans) as well as loan officers, including our current loan officers and loan officers we are recruiting to our platform.

In terms of competing for talented loan officers, we strive to create an environment where our employees can become owners in our publicly-traded stock. We believe this can be a valuable recruiting and retention tool that some of our competition does not have available to them.

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

Intellectual Property

“We Walk You Home” (Reg. No. 4,389,917) was registered with the United States Patent and Trademark Office on August 26, 2013 to PSMI. As of August 10, 2015, we launched a new logo and name, “Prime Source Mortgage, Inc.”, and no longer use the “We Walk You Home” mark.

Employees

As of August 17, 2015, we had a total of 153 full-time employees, including approximately 48 who are active in loan origination.  We are actively pursuing the recruitment of additional loan originators which is expected to increase these numbers during the next fiscal year.

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

Risks Related to Our Company and its Business

We are required to maintain certain levels of net worth to remain compliant with HUD net worth requirements. As of June 30, 2015, we were not in compliance with our HUD net worth.

We have notified HUD that we were not in compliance with our net worth requirements as of June 30, 2015. Maintaining our net worth as required by HUD is a critical part of our remaining licensed and being allowed to originate HUD loans. On October 1, 2015, we executed new note and security agreements with Quintium which cured any net worth deficiencies related to pledged assets.

There are no assurances that we will be able to maintain our net worth requirements going forward which could prevent us from originating HUD loans and would significantly impact our business and results of operations.

During the year ended June 30, 2015, we incurred operating losses due to a variety of factors such as certain offices being unable to reach profitability and lower production volume and corresponding revenues. Unless we are able to reverse or mitigate the losses through onboarding profitable operations, reducing expenses and restructuring compensation arrangements with management and loan originators, we may not be able to be profitable or to continue operations under our current operating model.

Operating losses as reported in our current financial statements will make it more difficult to attract and onboard additional mortgage operations. If we are unable to onboard a significant number of new profitable operations, we may not generate sufficient revenues to continue current operations.

There are no assurances that we will be able to successfully recruit additional profitable mortgage operations to our platform, or that we will successfully modify our current cost structure. If we are unsuccessful in these initiatives, our revenue and profitability may decline and we may not have enough capital to continue to implement our growth plans. Further, we may be required to raise additional operating capital which would require the issuance of additional equity securities which would dilute our current shareholders.

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

Our financial statements as of June 30, 2015, were prepared based on the assumption that we would continue as a going concern. Our net losses of $1,653,761 for the year ended June 30, 2015, and our current limited cash resources, raise substantial doubt about our ability to continue as a going concern.  If the going-concern assumption was not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.  Since June 30, 2015, we have continued to experience losses. Our future ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources. Except for potential proceeds from the sale of equity in offerings by us, debt offerings, for which we have no firm commitments, or profits from operations, we have no other source for additional funding.  Our continued net losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

We have a promissory note due in the amount of $750,000 on February 1, 2016 which is secured by all of the assets of our company. If we are unable to pay the promissory note in full or arrange for an extension, the lender will be able to foreclose on the assets of our company.

On February 18, 2015, we entered into a Loan Agreement with Quintium Private Opportunities Fund, LP, whereby the lender agreed to loan to us an aggregate of $750,000, with an additional $250,000 to be loaned to us at the lender's discretion during the term of the loan. The interest rate on the note is 14% per annum (18% as of October 1, 2015) and monthly interest payments are due the first day of each month. The promissory note matures on February 1, 2016 and, due to our continued losses from operations, we may not be able to make the required payment when due. If we fail to make the payment due on maturity, are unable to refinance with the current lender or a new lender, or are unable to raise capital to pay off the note, the lender may foreclose on the assets of our company. If the lender forecloses on the assets of our company, we will have no remaining assets with which to conduct business and our business will fail.

An event of default occurred on our outstanding shares of Preferred Stock which grants the holders of Series A, Series C, and Series E Preferred Stock the right to control our board of directors.

On October 15, 2014, we failed to make mandatory dividend payments in the aggregate totaling $133,500 to the holders of Series A, B, C, and D Preferred Stock. On January 23, 2015, we failed to make mandatory dividend payments in the aggregate totaling $137,633 to the holders of Series A, B, C, D, and E Preferred Stock (the “Preferred Stock”). We did not have the cash available to pay the dividends as we have elected to allocate current cash flow to the on-boarding of new offices. The non-payment of these two dividends constitutes an event of default under the Certificates of Designation for the Preferred Stock. We have not made any quarterly dividend payments since the event of default described above.

Based on the event of default occur, the holders of the Series A Preferred Stock, the Series C Preferred Stock, and the Series E Preferred Stock, voting together as a separate class, have the right to increase the number of directors of the Company to seven persons and then have the right to elect or appoint, remove and re-appoint four directors of the Company. Directors appointed by the holders of Series A Preferred Stock, Series C Preferred Stock, and the Series E Preferred Stock may only be removed by the holders of a majority of the Series A Preferred Stock, Series C Preferred Stock, and the Series E Preferred Stock voting jointly.

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

We may experience financial difficulties which could adversely affect our business, financial condition and results of operations.

During the years ended June 30, 2015 and 2014, we incurred net losses from operations of $1,255,191 and $5,609,352, respectively.  We have never generated an annual profit and if we are unsuccessful in adding additional profitable operations and reducing our current cost structure, our cash balances may not be able to support our future operating needs. We may be required to raise additional capital to meet our future cash flow requirements and currently have no commitment from any external or internal parties for funding of operations and working capital requirements.  There is no guarantee that we will be successful in raising additional capital if necessary, and if we are unable to secure funding to meet our cash flow requirements in the future we may not be able to continue our business and expansion plans at the levels currently anticipated.

We may not be able to grow our mortgage origination volume to the level necessary to obtain profitability.

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

The inability to retain key personnel could have a negative impact on our business operations.

If we are unable to retain certain members of our senior management team or certain loan officers responsible for loan origination volume, our results and financial condition may be adversely impacted. Further, we do not have agreements that would bind these individuals to the Company or restrict them from competing should they leave.

Downturn in the economy or a material increase in interest rates could indirectly have a material negative impact on our business operations.

We are dependent upon the commissions from the mortgage loans funded by us and our branch offices to generate revenue for our company.  If mortgage interest rates increase significantly, as they did in June 2013, the number of persons who purchase or refinance homes could decline, which would also affect our ability to generate commissions.  If because of an economic downturn or otherwise a significant number of borrowers default on their mortgage loans, additional lenders could discontinue providing mortgage loans which would make it more difficult to qualify customers or would reduce the number of loans we could place, either of which would result in reduced revenue for us.

We have significant financial compensation commitments due to various employment agreements with key members of management and loan originators.  If we are unable to generate sufficient revenue, due to our significant commitments to salaries and other compensation, we may not be able to be profitable.

In our efforts to carry out our business model of attracting existing mortgage companies to join our network, we have committed to employment agreements with several key members of our management team which obligate the Company to substantial salary and other compensation expenses.  During the year ended June 30, 2015, we incurred over $9.6 million in salary and commission expense pursuant to various employment agreements.  If we are unable to produce significant revenue, we may not reach profitability due to salary and other compensation expenses due to key members of management and to our loan originators.

We are dependent upon warehouse lines of credit in order to provide loan funds for our lending services.  Greater than 99% of our total lending through warehouse lines of credit for the year ended June 30, 2015 was derived from two lines of credit with a related party director. If we lose access to the related party lines of credit, we may not be able to access sufficient loan funds to maintain our lending services and our business may fail.

We have two warehouse lines of credit available for funding of mortgage loans for a short term period.

(i)

On August 3, 2008, we entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2016. The outstanding balance on this line of credit as of June 30, 2015 was $1,409,373; and

(ii)

On November 18, 2011, we entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, we could be required to repurchase the loan subject to certain terms and conditions. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2016. The outstanding balance on this line of credit as of June 30, 2015 was $23,427,566.

The warehouse credit lines provide short-term funding for residential mortgage loans originated by our branch offices. The warehouse credit lines are repaid within an overall average of 16 days when the loan is sold to third party investors.  We do not intend to hold and service the loans.  The lines are used strictly to fund mortgage loans and not to provide operating funds for PSMI.   As of June 30, 2015, the total aggregate outstanding on our two related party warehouse lines of credit was $24,836,939. We had $25,459,142 in loans held for sale which secure funds drawn against these lines of credit as of June 30, 2015. If we fail to maintain the two related party lines of credit, we may be unable to continue operations and our business may fail.

We have fully delegated status with multiple investors which means we may be required to repurchase loans sold to them in certain circumstances.

Per the terms of our agreements with our investors, in certain circumstances PSMI could be required to repurchase loans upon demand by the mortgage banker using PSMI resources, at the price at which the loan was originally funded plus fees and/or interest due to the mortgage banker; and/or pay to the mortgage banker any loss resulting from marketing the loan to a different target investor including, but not limited to, cash losses based on the then-current market value of the rejected loan as determined by the purchase price of the loan when sold and settled.  If PSMI is required to repurchase a significant amount of loans we may not have the funds to meet our obligation to these investors, our working capital could be negatively impacted and our business could fail.

We are dependent upon obtaining and maintaining state licenses and bonding and federal HUD licensing for our business.  If we fail to maintain our state licenses, bonding or our federal HUD license, we will not be able to legally carry out our business operations and our business may fail.

Regulatory changes from Federal and State authorities have placed a significant amount of pressure on mortgage companies across the United States.  The regulatory changes have applied a significant amount of operational pressure for deeper and more disciplined internal processes, changes that have made it difficult for small to mid-sized mortgage brokerage and/or banking firms to continue functioning as independent businesses.  This regulatory effect has driven many stable and profitable companies to join more established mortgage firms.  Furthermore, companies who are most susceptible to these market dynamics are increasingly challenged by reduced profit margins as a result of required changes in technology, increased staffing needs to meet more complex compliance requirements and increased net worth requirements of HUD.  Due to the uncertainty associated with existing and future requirements for obtaining and maintaining state and federal HUD licenses and maintaining bonding in various states we do business in, we may not be able to continue our growth into states in which we are not currently present.  We also cannot guarantee continued federal HUD licensure.  If we are unable to obtain or maintain our licenses, our business may fail.

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

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock, of which 3,700 are designated as Series A Preferred Stock, 2,000 are designated as Series B Preferred Stock, 1,800 are designated as Series C Preferred Stock, 1,400 are designated as Series D Preferred Stock and 822.5 are designated as Series E Preferred Stock, all of which are issued and outstanding as of the date of this report. Our Board of Directors has the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining Preferred shares without any further vote or action by our stockholders, except in certain instances the approval of a majority of the outstanding shares of Series A, Series B, Series C, Series D, and Series E Preferred Stock.  If the Board causes any additional Preferred Stock to be issued, the rights of the holders of our Common Stock could be adversely affected.  The Board’s ability to determine the terms of Preferred Stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Additional Preferred shares issued by the Board of Directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the additional shares of Preferred Stock.  The additional shares of preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock.  In addition, Preferred shares would have preference in the event of liquidation of our Company, which means that the holders of Preferred shares would be entitled to receive the net assets of our Company distributed in liquidation before the common stockholders receive any distribution of the liquidated assets.  On February 4, 2013, April 2, 2014 and December 15, 2014, the Company entered into stock purchase agreements in which it issued 5,700, 3,200 and 822.5 shares of Preferred Stock, respectively.

We have not paid the quarterly dividends since the quarter ended June 30, 2014 as required on the outstanding preferred stock issued. The dividends are now accruing at a rate of 20% per year, until such time we bring the dividend payments current, if at all.

We have not paid, and do not intend to pay in the near term, dividends on our Common Stock, and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception.  Further, we cannot declare or pay any dividends on our Common Stock without the affirmative vote by the holders of a majority of the outstanding shares of Series A, B, C, D and E Preferred Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  As a result, our investors will not be able to benefit from owning our Common Stock unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors and the cost to sell the shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 2,181 square feet of office space in Edmond, Oklahoma, which is used for our principal executive offices and as the operating location of PSMI. The one-year lease was executed May 7, 2015, and the monthly lease payments are $3,463.65.  In addition, we lease office space for our branch offices under agreements that end at varying times through December 1, 2018.  Current total monthly lease payments for the branch offices’ rental space are $86,717.  We carry property and casualty insurance, renter’s insurance and liability insurance covering these spaces.

ITEM 3.  LEGAL PROCEEDINGS

On May 4, 2015, a former vendor filed a claim alleging breach of a certain contract that involved among other things, the vendor providing five year post marketing campaigns to previous borrowers. Although it is too early to determine the ultimate outcome of the case, the company intends to fight the claim vigorously. Management does not believe the outcome of the case will be significant to the Company.

On September 22, 2015, The Marriott International, Inc. filed a suit against the company for breach of an alleged contract. The suit claims the Company cancelled two conferences (one in June 2015 and one for January 2016) and claims the Hotel lost revenue including room and food and beverage revenue. The Company is just beginning its review of the merits of the case and intends to fight the case vigorously. At this time it is too early to determine the ultimate outcome of the case, however management does not believe the outcome will be significant to the Company.

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

	Quarter	High	Low
Fiscal year ended	First	$0.08	$0.052
June 30, 2015	Second	$0.052	$0.014
	Third	$0.066	$0.0152
	Fourth	$0.19	$0.066

Fiscal year ended	First	$0.40	$0.24
June 30, 2014	Second	$0.31	$0.17
	Third	$0.23	$0.09
	Fourth	$0.11	$0.06

Holders

As of October 13, 2015 we had approximately 535 record holders of our Common Stock.  The number of holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117, to be the transfer agent of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock; however, holders of the shares of Series A, B, C, D and E Preferred Stocks are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum (20% per annum currently while event of default remains uncured). The dividends, when paid, are payable quarterly in arrears on April 15, July 15, October 15 and January 15. We do not anticipate paying any cash dividends to common stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, would be subject to a vote of the holders of shares of Series A, B, C, D and E Preferred Stock, and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2014-July 31, 2014	1,500,000	(1)	$0.16	-	-
	250,000	(1)	0.16	-	-
Total	1,750,000			-	-
(1)

On July 3, 2014 and July 14, 2014, we closed the Asset Purchase Agreements effective January 31, 2014, by, between, and among the Company, and three former employees. Assets valued at $272,023, as defined by the agreement, were sold in exchange for 1,750,000 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Overview

PSM Holdings, Inc. (the “Company” or “PSMH”) originates mortgage loans funded either directly off our warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of our mortgage origination volume is banked off of our current warehouse lines. We have relationships with multiple investors who purchase the loans funded on our warehouse lines. All of our lending activities are conducted by our subsidiary, Prime Source Mortgage, Inc. (“PSMI”).

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

We have retail offices located around the United States from which we derive revenue from the loan origination volume of these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our growth. PSMI is licensed in 14 states and operates out of approximately 26 offices in these states.

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

Plan of Operation

Since May 2014, we have operated as a fully delegated correspondent lender. Under our delegated model, we generate income in multiple ways including yield spread on originated loans, file fees and volume bonus or delivery incentives from investors. Our Capital Markets and field operations team is based in Murrieta, CA. We closed our first loans as a fully delegated lender in October 2013.

During the year, we closed or terminated relationships with several under-performing offices. We have continued to recruit additional loan originators and offices to our platform.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of Loans and Dollar Volume:

Fiscal Year Ended June 30,	Number of Loans	Dollar Production

2013	3,780	$671,442,845
2014	1,904	$353,068,032
2015	1,834	$419,457,580

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations and production.  During the year ended June 30, 2015, we added a total of six locations through extensions of existing offices or onboarding of other mortgage operations. Subsequent to year-end, we have opened an additional eight offices (seven in California and one in Washington). We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the twelve months ended June 30, 2015, include the operating results of our wholly-owned subsidiary WWYH, Inc. and results of operations of Prime Source Mortgage, Inc.

Operational Improvements

We reported a net loss of $1,653,761 for the year ended June 30, 2015 compared to a loss of $5,853,081 for the same period ended June 30, 2014.  In both periods our losses included net non-operating charges, primarily relating to disposal of assets that amounted to $296,940 for the year ended June 30, 2015 compared to $224,328 for the year ended June 30, 2014. The table below shows the operating income and loss generated each quarter in the current fiscal year. In January 2015, we closed five of our underperforming offices and made changes at one other to curtail losses being generated by these offices. Additionally, we have successfully recruited 14 new offices in the current fiscal year which are starting to build momentum and consistent cash flow. These actions resulted in us generating operating income during the fourth quarter of our fiscal year. We will continue to closely monitor results at all of our office locations and make necessary adjustments as needed, as well as work to assist our new offices to continue to scale to the origination volumes they were generating before they joined our platform (typically takes about 90 to 120 days for a transitioned office to scale back to the volume it was generating before transitioning). In the fourth quarter of this fiscal year, we opened 5 offices which have not fully ramped to their expected potential as of June 30, 2015. Subsequent to June 30, 2015, we have opened an additional eight locations.

Quarter Ended	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
(Loss) / Income from continuing operations	$(233,136)	$(1,065,861)	$(638,218)	$283,454

Revenues

Total revenues increased by $5,023,355 to $17,561,590 for the year ended June 30, 2015, as compared to $12,538,235 for the same period in 2014 (the “comparable prior year period”).  We closed 1,834 loans for a total loan production of $419,457,580 during the year ended June 30, 2015, as compared to 1,904 loans for a total production of $353,068,032 for the comparable prior year period.  Our production increased by $66,389,548 on seventy fewer loans. This is primarily a result of more volume being driven in the western states like California and Utah during the current year. Our revenue per loan increased by $2,991, or 45.4% to $9,576 in the current year, compared to $6,585 in the prior year. The increase in revenue per loan in the current year is a direct result of more loans being originated and funded on our delegated platform where we get direct correspondent pricing and have the ability to charge and earn certain fees for various loan level activities including underwriting and processing loans.

Operating Expenses

Our total operating expenses increased by $669,194 or 3.7% to $18,816,781 for the year ended June 30, 2015, as compared to $18,147,587 for the comparable prior year period. In the current year, on our delegated platform and our new accounting software, we are able to break out certain loan level expenses that in the prior year were fees that third parties incurred and were netted in the revenue we received. For the year ended June 30, 2015, these fees, which include lender credits, warehouse fees, warehouse interest and investor fees charged, amongst others, amounted to $2,382,563. For the most part, all other operating expense decreased. Advertising decreased by $95,390 to $611,137 in the current year. This is primarily due to a shift in many of our offices focusing on purchase transactions (relationships with realtors) as opposed to buying leads from different sources. Conference expense was down $169,578 as we did not have a conference in the current fiscal year. Employee benefits decreased by $148,766 as we had fewer employees during the year ended June 30, 2015 compared to the prior year and fewer employees participating in the benefit plans. Depreciation and amortization were down by $170,096 to $119,211 for the year ended June 30, 2015 compared to $289,307 in the comparable prior year period. In July 2014 the Company sold assets to two offices that had left the platform and in March of 2015, the Company wrote off intangible assets associated with an office that left our platform. Our professional and legal fees were significantly higher in the current twelve month period ended June 30, 2015, amounting to $1,354,876, an increase of $802,658 over the prior year period where professional and legal fees amounted to $552,218. In the current year, we engaged a third party to perform certain loan level services at our Box Home Loan Division. This Division was new to the Company in January 2015. Our stock compensation increased by $121,132 to $142,235 in the current period as we put a significant emphasis on incentivizing our employees through stock options. Salaries and wages decreased by $577,890 from $10,177,817 in the prior period to $9,599,927 for the twelve months ended June 30, 2015. Salaries and wages were down despite the increased production volume as throughout the current year we have been switching our producing branch managers to salary only compensation plans.

Non-operating income (expense)

We incurred non-operating expense of $398,570 for the year ended June 30, 2015 compared to non-operating expense of $243,729 for the year ended June 30, 2014. In both periods, we incurred interest expense related to short term notes, $86,560 in interest expense for the year ended June 30, 2015 compared to $72,560 in the prior year. Both periods also included charges for the loss on sale of certain tangible assets (furniture and equipment) or disposal of various intangible assets like customer lists and site licenses. In the current twelve-month period, these charges amounted to $318,257 compared to $266,755 for the comparable prior year period.

Other income primarily consists of contributions, sponsorships and other advertising funds we receive from third parties for hosting our annual trade conference. This amounted to $88,500 for the twelve months ended June 30, 2014. We did not hold a trade show in the current fiscal year and as such did not receive sponsorship funds. The costs associated with the annual conference are included in operating expenses as they are considered costs related to marketing the Company.

Liquidity and Capital Resources

Our cash and cash equivalents were $898,200 as of June 30, 2015, compared to $764,931 as of June 30, 2014. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,653,761 for the year ended June 30, 2015, compared to a net loss of $5,853,081 for the comparable prior year period. Although we generated a net profit for the three months ended June 30, 2015, we have never generated an annual net income.

We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform will allow us to reduce our losses and ultimately achieve sustainable profitability as demonstrated in the fourth fiscal quarter. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy and in order to expand our business we may need to sell additional shares of our Common Stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash used in operating activities for the year ended June 30, 2015 was $(10,879,257) resulting primarily from an increase in our loans held for sale of $10,182,771. This increase was simply due to funding a large amount of loans at the end of June 2015. Greater than 95% of the loans were sold subsequent to year end. Our net loss of $(1,653,761) also contributed to our cash used by operating activities offset by our increase in accounts payable of $475,437, noncash disposition of assets amounting to $296,940 and depreciation and amortization of $119,211. For the year ended June 30, 2014, our net cash used by operating activities amounted to $(3,635,582). Two primary drivers of the cash used in operating activities were our net loss of $(5,853,081) and our sale and collection of loans held for sale amounting to $2,285,711. In the prior year charges for depreciation and amortization were $289,307, and there was an increase in our restricted cash of $(255,701), and a pay down of our accrued liabilities in the amount $(775,081).

Investing Activities

Net cash used in investing activities for the year ended June 30, 2015, was $(67,103) compared to net cash used in investing activities of $(316,020) in the prior period. For the year ended June 30, 2015, we purchased property and equipment amounting to $53,689 and funded additional security deposits of $13,414. During the year ended June 30, 2014, we purchased property and equipment amounting to $298,053 and funded additional security deposits of $17,967. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2015, amounted to $11,079,629 compared to net cash provided by financing activities of $200,915 for the prior year. Sale of Preferred Stock generated $787,201 ($822,500 gross proceeds less fees and costs of $35,299) and $2,864,000 ($3,200,000 gross proceeds less transaction costs of $336,000) for the years ended June 30, 2015 and 2014, respectively. Cash paid for preferred dividends amounted to $133,500 and $390,000 for the years ended June 30, 2015 and 2014, respectively. In terms of our warehouse lines of credit for the year ended June 30, 2015, we received cash proceeds of $419,457,580 to fund our loan originations and made cash repayments of $(409,563,422) when loans were sold. In the prior twelve month period, we received cash proceeds of $286,735,579 from our warehouse lines of credit and made cash payments of $(287,481,523). During the year ended June 30, 2015, we received cash proceeds of $120,000 from a related party note receivable, cash proceeds of $136,383 from a related party line of credit, and cash proceeds of $750,000 from a third party lender. During the year ended June 30, 2014, we received cash proceeds of $885,000 on loans from related parties, and made cash payments of $750,000 on loans from related parties. $135,000 of loans from related parties was converted into the 2014 Preferred Stock transaction.

As a result of the above activities, we experienced a net increase in cash of $133,269 for the year ended June 30, 2015 compared to a net decrease in cash of $(3,750,687) for the prior year period. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, and controlling our costs as we execute our growth and expansion plans.  During the year ended June 30, 2015, we ended our relationship with five underperforming offices. At the time of their departure, none of the locations were generating enough volume to cover their expense structure and thus these operations contributed negatively to our plan for sustainable profitability. Upon closing theses offices in January 2015, and adding more mature profitable offices, PSMI generating an operating profit each month from February 2015 through June 2015.

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

Recent Accounting Pronouncements

We have evaluated the possible effects on it financial statements of the following accounting pronouncements:

Accounting Standards Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. We are currently evaluating the guidance under ASU 2015-16 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2015-07— Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) :Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the guidance under ASU 2015-07 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update 2015-05— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.We are currently evaluating the guidance under ASU 2015-05 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the guidance under ASU 2015-03 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update No. 2015-01— Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the guidance under ASU 2015-01 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update No. 2014-18— Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination

In December 2014, the FASB issued ASU 2014-18 Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. An entity within the scope of this Update that elects the accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business and (2) noncompetition agreements. The decision to adopt the accounting alternative in this Update must be made upon the occurrence of the first transaction within the scope of this accounting alternative in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first in-scope transaction. We are currently evaluating the guidance under ASU 2014-18 and have not yet determined the impact, if any, on our consolidated financial statements.

Accounting Standards Update No. 2014-16— Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The objective of this Update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December15, 2015. We are currently evaluating the guidance under ASU 2014-16 and have not yet determined the impact, if any, on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2015, and since that date, we have not entered into or created any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

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

Kevin Gadawski, our principal executive and financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures in effect as of June 30, 2015.  Based on this evaluation, Mr. Gadawski concluded that our disclosure controls and procedures as of June 30, 2015, were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of June 30, 2015, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no events reportable under this Item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of October 13, 2015, the name and ages of, and position or positions held by, our executive officers and directors, including executive officers and directors of PSMI, certain significant employees, and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Kevin Gadawski	48	Director, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Principal Executive, Financial and Accounting Officer. Director, Chief Executive Officer and President, Prime Source Mortgage, Inc.	2013

Mr. Gadawski has served as our CEO, President, and Chief Operating Officer since August 28, 2013 and as our Chief Operating and Chief Financial Officer since February 7, 2013. He has also served as the President and CEO of Prime Source Mortgage, Inc. since July 1, 2015. From February 2012 to the present Mr. Gadawski has been a Managing Director at Littlebanc Advisors, LLC, an investment banking company. From November 2007 to the present, Mr. Gadawski has been the President of NL Strategies, Inc., a financial and operational consulting firm. In December 1989, Mr. Gadawski received his B.A. in Accounting from Northern Kentucky University. Mr. Gadawski is a CPA and a CVA. Mr. Gadawski was chosen as a director due to his extensive experience in finance and accounting.

James C. Miller	64	Director	2011

Mr. Miller was the Executive Vice President of American Southwest Mortgage Corp. (AMSW) where he currently serves on the Board of Directors and as Secretary.  He has been in the mortgage industry since the early 1990s when he started as a mortgage loan officer at American Mortgage and Investment Company (AMICO) where, after two years, was promoted to an Account Executive for the wholesale division of AMICO.  Since January of 1998, Mr. Miller has been a partner and owner of CBB, Inc., a management company that currently has a contract to operate and manage Spirit Bank of Tulsa Oklahoma’s Wholesale and Correspondent mortgage subsidiary, AMSW.  Mr. Miller was also a past President of Oklahoma Mortgage Bankers Association from 2003 to 2004 and an Advisory Committee member of Oklahoma Housing Trust Fund during 1998. Mr. Miller was selected as a director due to his extensive experience in the mortgage banking industry.

Michael Margolies	57	Director	2013

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

Samuel B. Morelli	70	Executive V.P. and Chief Compliance Officer of Prime Source Mortgage, Inc.	-

Mr. Morelli has been Executive Vice President and Chief Compliance Officer of Prime Source Mortgage, Inc. since January 2012 and a director since April 2012. From May 2007 to April 2011, Mr. Morelli served as President and Chief Operating Officer of Eagle National Bank in the Mortgage Division where he was responsible for all aspects of the Mortgage Division including regulatory compliance, strategic planning, budgeting, drafting, and contract negotiation. Mr. Morelli is a business executive with more than 30 years of diversified banking and mortgage banking experience who has particular expertise in real estate finance. In 1966, Mr. Morelli received his Associates in Business Administration from Temple University and, in 1975, he received a Certificate from the Mortgage Banking Institute of Financial Education. In addition, in 1980, Mr. Morelli received his Diploma in Business Management from the Mortgage Banking School of Executive Development. Mr. Morelli holds the designation of Certified Mortgage Banker.

Edward Kenmure III	57	Vice President of Prime Source Mortgage, Inc.	-

Mr. Kenmure has been a Vice President and director of Prime Source Mortgage, Inc. since March 2011. From February 2004 to March 2011, Mr. Kenmure was the President and Chief Executive Officer of United Community Mortgage Corporation, a New Jersey company specializing in mortgage banking where he was responsible for operations management. In March 2011, United Community Mortgage Corporation was purchased by Prime Source Mortgage, Inc.

Crystal Chavez	42	Vice President of Prime Source Mortgage, Inc.	-

Ms. Chavez has served as the PSM Holdings Board Secretary since May 15, 2013 and Prime Source Mortgage, Inc. Secretary and Board Secretary since March 18, 2015.  Ms. Chavez received her Bachelor of Business Administration from New Mexico State University in 2000 and has been a Vice President of Prime Source Mortgage, Inc. since January 2012.  From November 2003 through December 2013, Ms. Chavez was Director of Lending Services of Prime Source Mortgage, Inc.  Since January 2014, Ms. Chavez has been the Vice President of Branch Services.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended June 30, 2015, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Kevin Gadawski	1	1	0
Crystal Chavez	1	1	0
Michael Margolies	1	1	0
LB Merchant PSMH-3, LLC	1	1	0

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

Committee	Members
Audit Committee	Kevin Gadawski
Michael Margolies
Jim Miller

Compensation Committee	Jim Miller
Kevin Gadawski
Michael Margolies

Information about the committees, their respective roles and responsibilities is set forth below.

Audit Committee

The Audit Committee is currently comprised of Messrs. Gadawski, Margolies and Miller.  Mr. Margolies is currently Chairman of the Audit Committee.  The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

The Audit Committee was first created on April 18, 2012.

None of the members of the Audit Committee is independent within the meaning of the NYSE MKT LLC.  Mr. Gadawski is qualified as an audit committee financial expert.

The Audit Committee does not currently have a charter.

Compensation Committee

We have a standing Compensation Committee currently comprised of Messrs. Miller, Gadawski and Margolies.  Mr. Margolies is currently Chairman of the Compensation Committee.  The Compensation Committee represents our company in reviewing and approving (subject to approval of the independent directors) the executive employment agreements for our Officers and senior management.  The Compensation Committee also administers our stock option and incentive plans, including our 2012 and 2015 Stock Incentive Plans.  None of our Compensation Committee members are considered independent within the meaning of the NYSE MKT LLC. The Compensation Committee was first formed on July 11, 2012.

The Compensation Committee does not currently have a charter.

Nominating and Governance Committee

We do not currently have a Nominating and Governance Committee and do not feel one is required at this time due to the small size of the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors

Overview of Director Nominating Process

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our Company and its subsidiaries for the years ended June 30, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year Ended June 30	Salary	Bonus	Stock Award		All Other Compensation		Total
Kevin Gadawski, Chairman, CEO, CFO	2015	$250,497	-	$319,191	(1)	$6,645	(2)	$576,333
	2014	$207,003	-	$104,808	(3)	$4,418	(4)	$316,229
Jeffrey Smith, Former Chairman	2015	$122,636	-	-		$8,569	(5)	$131,205
	2014	$205,916	$50,000	$16,667	(6)	$12,818	(7)	$285,401
Samuel Morelli, Exec.V.P.	2015	$165,003	-	$64,286	(8)	$3,669	(9)	$232,958
	2014	$153,125	-	-		$4,225	(9)	$157,350
Crystal Chavez, VP	2015	$99,242	-	$110,204	(10)	$123	(11)	$209,569
	2014	89,367	-	-		$123	(11)	$89,490

(1)	Represents the value of stock options issued to Mr. Gadawski in February and April of 2015.
(2)	This amount consists of $4,395 compensation for health insurance premiums for Mr. Gadawski and his family and $2,250 in car allowance.
(3)	Represents the value of stock options issued to Mr. Gadawski in April 2014.
(4)	Consists of health and life insurance premiums for Mr. Gadawski and his family.
(5)	This amount consists of $3,669 compensation for health insurance premiums for Mr. Smith and his family and $4,900 in car allowance.
(6)	Consists of stock received in lieu of cash compensation (salary).
(7)	This amount consists of $4,418 compensation for health insurance premiums for Mr. Smith and his family and $8,400 in car allowance.
(8)	Represents the value of stock options issued to Mr. Morelli in April 2015.
(9)	Represents health and life insurance premiums for Mr. Morelli and his family.
(10)	Represents the value of stock options issued to Ms. Chavez in April 2015.
(11)	Represents life insurance premiums paid for Ms. Chavez.
(12)	Represents the value of stock options issued to Ms. Chavez in April 2014.

CEO, CFO

On March 26, 2015, we entered into an Executive Employment Agreement with Mr. Gadawski to serve as its Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. In addition, Mr. Gadawski also assumed the roles of President, Chief Executive Officer, and Director of PSMI. The agreement was effective April 1, 2015 and the term of the agreement is three years, ending on March 31, 2018. Under the agreement, Mr. Gadawski’s annual base salary is $250,000. If the agreement is extended, the base salary will be reviewed no less frequently than annually, but at no time during the term of this agreement will Mr. Gadawski’s base salary be decreased. If we are reasonably unable to pay the base salary for any pay period, we and Mr. Gadawski may agree that the base salary be paid with shares of Common Stock under our 2015 Stock Incentive Plan at a 25% discount to the fair market price of the stock at the end of the pay period. As a signing bonus for entering into the agreement, we agreed to grant to Mr. Gadawski options to purchase up to 10,000,000 shares of Common Stock under the 2015 Stock Incentive Plan. Mr. Gadawski will be eligible to participate in any incentive bonus pool maintained for persons including executive officers of the Company. He will be eligible to receive an annual bonus as per the incentive bonus pool of up to 100% of the then applicable base salary, less applicable withholding taxes. In addition, we will provide Mr. Gadawski a car allowance in the amount of $750 per month as well as reimburse him for the cost of annual automobile insurance.

On November 4, 2013, we issued 26,494 shares of stock to Mr. Gadawski under the 2012 Stock Incentive Plan in lieu of salary and cash compensation that were due to him for services provided to us in October 2013.

Effective February 12, 2014, we entered into a short-term Loan Agreement dated February 10, 2014 with Mr. Gadawski. Under the terms of the Loan Agreement, Mr. Gadawski agreed to loan $10,000 for operating expenses of the Company and PSMI, as well as to fund our growth. The funds were received by us on February 13, 2014. The loan is evidenced by one-year 10% Convertible Promissory Notes which bears interest at 10% per annum. The Note is convertible at the lowest per share rate of Common Stock or Common Stock equivalents sold in a Qualified Offering by us. For purposes of this transaction, the term “Qualified Offering” means one or more offerings of debt or equity securities by us to non-affiliates in the aggregate amount of at least $1,000,000. In addition, Mr. Gadawski received one Common Stock purchase warrant for each $2.50 loaned to us. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

In connection with the 2014 SPA, Mr. Gadawski, as an associate of the Placement Agent, received warrants to purchase 640,810 shares of our Common Stock. The warrants are exercisable at $0.088 and expire on April 1, 2019.

On April 16, 2014, we granted 1,250,000 incentive options to Mr. Gadawski. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.10. The options vest equally over three years and expire April 16, 2018.

In connection with the Series E SPA, Mr. Gadawski, as an associate of the Placement Agent, received warrants to purchase 1,400,000 shares of our Common Stock. The warrants are exercisable at $0.011 and expire on December 15, 2019.

On February 12, 2015, we granted 1,100,000 incentive options to Mr. Gadawski. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.035. The options vest equally over three years and expire February11, 2018.

Former Chairman

Mr. Smith’s employment agreement was initially executed in February 2011 with terms that go through December 31, 2013. On January 1, 2014, we executed a new agreement with Mr. Smith which increased his salary to $250,000 and maintained the same benefits including health insurance, life insurance and a car allowance. The agreement was for one year and was not renewed.

On March 13, 2014, we entered into a Loan Agreement with LB MERCHANT PSMH-1, LLC, an entity controlled by Michael Margolies, a director of the Company (“LB”). Under the terms of the agreement, LB agreed to loan $500,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by us on March 13, 2014. The loan is evidenced by a 10% Promissory Note which bears interest at 10% per annum. In addition, LB received four tenths (0.40) of one Common Stock purchase warrant for each $0.80 loaned to us (totaling 300,000 warrants), and such warrants were issued as directed by LB with LB receiving 50,000 warrants and Mr. Smith receiving 50,000 warrants. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

On September 12, 2014, we entered into a Loan Agreement with Mr. Smith. Under the terms of the Loan Agreement, Mr. Smith agreed to loan $120,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by us on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matured September 12, 2015. The Note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by us. In addition, Mr. Smith received four tenths (0.40) of one Common Stock purchase warrant for each $1.00 loaned to us (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company. On September 17, 2015, we executed a one year extension of the note and made a principal payment of $5,000.

Executive Vice President

On May 1, 2011, we entered into an employment agreement with Samuel Morelli as Executive Vice President and director of PSMI. The term of the employment agreement expired on December 31, 2011. A new employment agreement has not been executed, and Mr. Morelli remains an employee of the Company. We have agreed to annual compensation of $165,000 as well as life and health insurance benefits consistent with those offered other executives.

On November 4, 2013, we granted 125,000 incentive options to Mr. Morelli. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.25. The options vest equally over three years and expire November 3, 2018.

On June 1, 2015, we granted 350,000 incentive options to Mr. Morelli. The options were granted under the 2015 Stock Incentive Plan and are exercisable at $0.206. The options vest equally over three years and expire June 1, 2019.

Vice President

We have agreed to annual compensation of $100,000 as well as life and health insurance benefits consistent with those offered other executives for Crystal Chavez.

On April 16, 2014, we granted 175,000 incentive options to Ms. Chavez. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.10. The options vest equally over three years and expire April 16, 2018.

On February 12, 2015, we granted 300,000 incentive options to Ms. Chavez. The options were granted under the 2012 Stock Incentive Plan and are exercisable at $0.035. The options vest equally over three years and expire February 11, 2019.

On June 1, 2015, we granted 600,000 incentive options to Ms. Chavez. The options were granted under the 2015 Stock Incentive Plan and are exercisable at $0.206. The options vest equally over three years and expire June 1, 2019.

Equity Awards

We have not issued any stock awards. The named executive officers listed below received the following option awards:

	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options not exercisable	Equity incentive plan awards - number of securities underlying unearned unexercised options	Option exercise price	Option Expiration date
Name
Kevin Gadawski	-	10,000,000	-	$0.036	March 31, 2019
Kevin Gadawski	-	1,100,000	-	$0.035	February 11, 2019
Kevin Gadawski	416,667	833,333	-	$0.10	April 16, 2018
Sam Morelli	-	350,000	-	$0.206	June 1, 2019
Sam Morelli	41,667	83,333	-	$0.25	November 3, 2018
Crystal Chavez	-	600,000	-	$0.206	June 1, 2019
Crystal Chavez	-	300,000	-	$0.035	February 11, 2019
Crystal Chavez	58,333	116,667	-	$0.10	April 16, 2018

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

There are 6,000,000 shares of Common Stock authorized for non-statutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of June 30, 2015, 1,248,338 stock grants and 4,218,833 options grants have been made under the Plan. 533,329 shares remain available for future grants under the Plan.

Effective March 26, 2015 our Board of Directors approved the 2015 Stock Incentive Plan (the “2015 Plan”). Awards may be made under the 2015 Plan for up to 40,000,000 shares of our Common Stock at $0.001 par value per share. All of our employees, officers and directors, as well as consultants and advisors to us are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

As of June 30, 2015, 20,250,000 options grants have been made under the 2015 Plan. 18,750,000 shares remain for future grants under the 2015 Plan.

Both plans are administered by the Board of Directors.  All of our employees, officers and directors, as well as consultants and advisors (as such terms consultants and advisors are defined and interpreted for purposes of Form S-8 under the Securities Act of 1933, as amended, or any successor form) are eligible to be granted awards under the plans.  Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to us or one of our subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

The 2012 Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 31, 2021, whichever is earlier.  The 2015 Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until March 26, 2025, whichever is earlier. The plans may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the fiscal year ended June 30, 2015:

DIRECTOR COMPENSATION

Name	All other compensation		Total
James Miller	$0		$0
Michael Margolies	$72,669	(1)	$72,669

(1)	Includes $45,000 of cash for paid for strategic services to an entity owned by Mr. Margolies as well as $27,669 cash compensation and insurance premiums.

In connection with the Series E SPA, Mr. Margolies, as an associate of the Placement Agent, received warrants to purchase 10,000,000 shares of the Company’s common stock. The warrants are exercisable at $0.011 and expire on December 15, 2019.

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

Effective February 12, 2014, we entered into a short-term Loan Agreement dated February 10, 2014 with Messrs. Margolies and Miller. Under the terms of the Loan Agreement, Messrs. Margolies and Miller each agreed to loan $125,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by us from February 13-18, 2014. The loan is evidenced by a one-year 10% Convertible Promissory Note which bears interest at 10% per annum. The Note is convertible at the lowest per share rate of Common Stock or Common Stock equivalents sold in a Qualified Offering by us. In addition, Messrs. Margolies and Miller each received one common stock purchase warrant for each $2.50 loaned to us. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

On March 13, 2014, we entered into a Loan Agreement with LB. Under the terms of the Loan Agreement, LB agreed to loan $500,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by us on March 13, 2014. The loan is evidenced by a 10% Promissory Note which bears interest at 10% per annum. In addition, LB received four tenths (0.40) of one common stock purchase warrant for each $0.80 loaned to us (totaling 300,000 warrants), and such warrants were issued as directed by LB with LB receiving 50,000 warrants and Mr. Smith receiving 50,000 warrants. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

On May 25, 2015, Mr. Margolies and two entities affiliated with him, exercised, through cashless exercise, warrants which resulted in an issuance of a total of 10,817,178 shares of our Common Stock.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has not adopted a compensation policy for directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock as of October 13, 2015 of (i) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Kevin Gadawski	2,389,174	(2)	5.37%
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

Michael Margolies	169,820,882	(3)	81.90%
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

James C. Miller	1,050,000	(4)	2.49%
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

Samuel Morelli	401,596	(5)	*
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

Edward Kenmure	1,765,595		4.19%
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

Crystal Chavez	127,033	(6)	*
1109 N. Bryant Ave., Suite 110
Edmond, OK 73034

Jeffrey R. Smith	3,546,791	(7)	8.40%
2224 Buffalo Pass
Edmond, OK 73034

Executive Officers andDirectors as a Group	179,101,071		85.29%
(7 Persons)

Cindy Smith	3,546,791	(8)	8.40%
5900 Mosteller Drive
Oklahoma City, OK 73112

LB Merchant PSMH-1, LLC(9)	37,050,000	(10)	46.81%
455 NE D-337
Delray Beach, FL 33483

LB Merchant PSMH-2, LLC(11)	45,000,000	(12)	51.66%
455 NE D-337
Delray Beach, FL 33483

LB Merchant PSMH-3, LLC(13)	82,250,000	(14)	66.14%
455 NE D-337
Delray Beach, FL 33483

* Less than 1%

(1)     This table is based upon information supplied by officers, directors and principal stockholders in their reports pursuant to Sections 13 of the Securities and Exchange Act of 1934, as amended, and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of October 13, 2015, we had 42,104,648 common shares outstanding.

(2)     Includes 2,362,680 shares issuable upon the exercise of warrants held by Mr. Gadawski.

(3)     Includes 695,630 shares issuable upon the exercise of warrants held by Mr. Margolies, 37,050,000 shares issuable upon conversion of the Series A Preferred Stock owned by an entity for which Mr. Margolies is managing member, 45,000,000 shares issuable upon conversion of Series C Preferred Stock owned by an entity for which Mr. Margolies is managing member, 82,500,000 shares issuable upon conversion of Series E Preferred Stock owned by an entity for which Mr. Margolies is managing member, 80,787 shares of Common Stock owned by entities of which Mr. Margolies is managing member, and 10,000 shares held by a trust of which Mr. Margolies is trustee.

(4)     Includes 1,000,000 shares held by a trust for the benefit of Mr. Miller and for which he is a trustee and 50,000 shares issuable upon the exercise of warrants held by Mr. Miller.

(5)     Includes 83,333 shares issuable upon exercise of options held by Mr. Morelli.

(6)     Includes 58,333 shares issuable upon exercise of options held by Ms. Chavez.

(7)     Includes 70,000 shares owned by companies controlled by Mr. Smith and for which he has 50% of the voting and investment power. Also includes 1,960,000 shares owned by Cindy Smith, his wife, 521,801 shares held in his brokerage account, and 98,000 shares issuable upon exercise of warrants held by Mr. Smith.

(8)     Includes 3,368,791 shares beneficially owned by her husband, Jeffrey R. Smith and included above in his beneficial holdings.

(9)     Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-1, LLC. Mr. Margolis shares voting control over these shares which are included in the number of shares beneficially owned by him in this table.

(10)   Includes 37,000,000 shares issuable upon conversion of the Series A Preferred Stock and 50,000 shares issuable upon the exercise of warrants held by the entity.

(11)   Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-2, LLC. Mr. Margolis shares voting control over these shares which are included in the number of shares beneficially owned by him in this table.

(12)   Includes 45,000,000 shares issuable upon conversion of the Series C Preferred Stock.

(13)   Mr. Margolies as Managing Member has voting control of the shares owned by LB Merchant PSMH-3, LLC. Mr. Margolis shares voting control over these shares which are included in the number of shares beneficially owned by him in this table.

(14)   Includes 82,250,000 shares issuable upon conversion of the Series E Preferred Stock.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended June 30, 2015, certain information with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance:

	Securities to be issued upon the exercise of outstanding options warrants and rights		Average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,218,333		$0.099	533,329	(1)
Equity compensation plans not approved by security holders	23,832,810	(2)	0.14	18,750,000
Total	28,051,143		$0.14	19,283,329

(1)

Our 2012 Stock Incentive Plan authorizes the granting of up to 6,000,000 common shares, either as stock options or restricted stock grants. As of June 30, 2015, we had granted and issued 1,182,103 common shares and 4,218,333 options under the plan leaving a total of 533,329 available for future issuance.

(2)

Represents warrants granted to officers, employees, stockholders and placement agents as of June 30, 2015 related to Stock Purchase Agreements amounting to 3,582,810 warrants and 20,250,000 options granted under the 2015 Stock Incentive Plan. The plan authorizes the granting of up to 40,000,000 common shares, either as stock options or restricted stock grants. As of June 30, 2015, we had granted and issued 20,250,000 options under the plan leaving a total of 18,750,000 available for future issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We leased office space in a building that is 100% owned by a former employee and director. Effective February 1, 2014, this lease was canceled by mutual agreement of the parties when this employee resigned from all positions with us. Total rent paid for the office lease for the years ended June 30, 2015 and 2014 was $0 and $123,723, respectively.

On February 5, 2013, LB Merchant PSMH-1, LLC purchased 3,700 shares of the Company’s Series A 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series A Preferred Stock”). On April 1, 2014, LB Merchant PSMH-2, LLC purchased 1,800 shares of the Company’s Series C 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series C Preferred Stock”). On December 15, 2014, LB Merchant PSMH-3, LLC purchased 822.5 shares of the Company’s Series E 6% Convertible Preferred Stock at a purchase price of $1,000 per share (the “Series E Preferred Stock”). Michael Margolies, a director of the Company is a principal of LB Merchant PSMH-1, LLC, LB Merchant PSMH-2, LLC and LB Merchant PSMH-3, LLC.

James Miller, a director of the Company is a principal stockholder of CBB, Inc., a management company of American Southwest Mortgage. American Southwest Mortgage provides two revolving warehouse lines of credit to the Company.  These are the two main credit facilities used by us to fund loan originations.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that none of our Board members are deemed independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed

Accounting & Consulting Group, LLP served as our independent registered public accounting firm for the fiscal years ended June 30, 2015 and 2014.  The following fees were billed by our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2015 and 2015, were $187,999 and $139,529, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended June 30, 2015 and 2014.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended June 30, 2015 and 2014 were $17,673 and $17,673.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended June 30, 2015 and 2014.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement and Plan of Merger with UCMC dated March 9, 2011	8-K	333-151807	2.1	3/11/11
3.1	Delaware Certificate of Incorporation	8-K	333-151807	3.1	1/4/12
3.2	Current Bylaws	8-K	333-151807	3.2	1/4/12
3.3	Delaware Certificate of Merger	8-K	333-151807	3.3	1/4/12
3.4	Nevada Articles of Merger	8-K	333-151807	3.4	1/4/12
3.5	Amended and Restated Certificate of Designations, Preferences, and Rights of Series A 6% Convertible Preferred Stock	8-K	000-54988	3.3	4/3/14
3.6	Second Amended and Restated Certificate of Designation, Preferences, and Rights of Series A 6% Convertible Preferred Stock	8-K	000-54988	3.2	12/2/14
3.7	Amended and Restated Certificate of Designations, Preferences, and Rights of Series B 6% Convertible Preferred Stock	8-K	000-54988	3.4	4/3/14
3.8	Second Amended and Restated Certificate of Designation, Preferences, and Rights of Series B 6% Convertible Preferred Stock	8-K	000-54988	3.3	12/2/14
3.9	Certificate of Designations, Preferences, and Rights of Series C 6% Convertible Preferred Stock	8-K	000-54988	3.1	4/3/14
3.10	Amended and Restated Certificate of Designation, Preferences, and Rights of Series C 6% Convertible Preferred Stock	8-K	000-54988	3.4	12/2/14
3.11	Certificate of Designations, Preferences, and Rights of Series D 6% Convertible Preferred Stock	8-K	000-54988	3.2	4/3/14
3.12	Amended and Restated Certificate of Designation, Preferences, and Rights of Series D 6% Convertible Preferred Stock	8-K	000-54988	3.5	12/2/14
3.13	Certificate of Designation, Preferences, and Rights of Series E 6% Convertible Preferred Stock	8-K	000-54988	3.1	12/2/14
3.14	Certificate of Amendment of the Certificate of Incorporation effective November 25, 2014	8-K	000-54988	3.1	11/12/14
4.1	Form of Common Stock Certificate	S-1	333-151807	4.1	6/20/08
4.2	Form of Registration Rights Agreement dated March 4, 2008	S-1	333-151807	4.2	6/20/08
4.3	2012 Stock Incentive Plan	8-K	333-151807	4.1	12/15/11
4.4	2015 Stock Incentive Plan	10-Q	000-54988	4.1	5/20/15
10.1	2012 Stock Incentive Plan grant form	10-K	333-151807	10.2	10/15/12
10.2	Warehouse Line of Credit Agreement dated August 4, 2008	S-1/A	333-151807	10.7	5/14/09
10.3*	Employment agreement with Jeffrey R. Smith dated February 25, 2011	8-K	333-151807	99.2	3/1/11
10.4*	Jeffrey R. Smith Employment Agreement effective January 1, 2014	8-K	000-54988	99.1	1/10/14
10.5*	Employment agreement with Edward Kenmure III dated March 15, 2011	8-K	333-151807	99.1	3/17/11
10.6*	Letter Agreement dated February 5, 2013, with Kevin Gadawski	8-K	333-151807	99.1	2/13/13
10.7*	Independent Contactor Agreement dated February 5, 2013, with LB Consulting LLC	8-K	333-151807	99.2	2/13/13
10.8	Stock Purchase Agreement, dated February 4, 2013	8-K	333-151807	99.1	2/7/13
10.9	Amendment dated November 24, 2014, to Stock Purchase Agreement dated February 4, 2013, as amended April 1, 2014	8-K	000-54988	10.2	12/2/14
10.10	Form of Warrant dated February 5, 2013	8-K	333-151807	99.2	2/7/13
10.11	Loan Agreement dated February 10, 2014	8-K	000-54988	99.1	2/19/14
10.12	Form of 10% Convertible Promissory Note	8-K	000-54988	99.2	2/19/14
10.13	Form of Warrants	8-K	000-54988	99.3	2/19/14
10.14	Stock Purchase Agreement dated April 1, 2014	8-K	000-54988	10.1	4/3/14
10.15	Amendment dated November 24, 2014, to Stock Purchase Agreement dated April 1, 2014	8-K	000-54988	10.3	12/2/14
10.16	Form of Common Stock Purchase Warrant dated April 1, 2014, with list of Warrant Holders	8-K	000-54988	10.2	4/3/14
10.17	Amendment and Waiver dated April 1, 2014, to Stock Purchase Agreement dated February 4, 2013	8-K	000-54988	10.3	4/3/14
10.18	Form of Amendment No. 1 dated April 1, 2014, to Common Stock Purchase Warrant dated February 5, 2013, with list of Warrant Holders	8-K	000-54988	10.4	4/3/14
10.19	Loan Agreement dated November 12, 2014 with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC	8-K	000-54988	99.1	11/18/14
10.20	10% Convertible Promissory Note with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC	8-K	000-54988	99.2	11/18/14
10.21	Form of Warrant with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC	8-K	000-54988	99.3	11/18/14
10.22	Stock Purchase Agreement dated November 24, 2014	8-K	000-54988	10.1	12/2/14
10.23*	Form of Placement Agent Warrant	8-K	000-54988	99.1	12/18/14
10.24	Amendment #1 to Stock Purchase Agreement dated December 15, 2014	8-K	000-54988	99.2	12/18/14
10.25	Loan Agreement dated February 18, 2015	8-K	000-54988	99.1	2/24/15
10.26	Promissory Note dated February 18, 2015	8-K	000-54988	99.2	2/24/15
10.27	Security Agreement dated February 18, 2015	8-K	000-54988	99.3	2/24/15
10.28	Pledge Agreement dated February 18, 2015	8-K	000-54988	99.4	2/24/15
10.29	PSMI Guaranty Agreement dated February 18, 2015	8-K	000-54988	99.5	2/24/15
10.30	WWYH Guaranty Agreement dated February 18, 2015	8-K	000-54988	99.6	2/24/15
10.31*	Executive Employment Agreement with Kevin Gadawski, dated March 26, 2015	10-Q	000-54988	10.1	5/20/15
14.1	Code of Ethics	10-K	333-151807	14.1	9/28/10
21.1	List of Subsidiaries	10-K	333-151807	21.1	10/15/12

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with

23.1	Consent of Accounting & Consulting Group, LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSM Holdings, Inc.
Date: October 13, 2015	By:	/s/ Kevin J. Gadawski
Kevin Gadawski, President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Kevin J. Gadawski	Director, CEO, President, & CFO	October 13, 2015
Kevin Gadawski	(Principal Executive, Financial, and Accounting Officer)

/s/ Michael Margolies	Director	October 13, 2015
Michael Margolies

/s/ James C. Miller	Director	October 13, 2015
James C. Miller

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of PSM Holdings, Inc. and Subsidiaries

Edmond, Oklahoma

We have audited the accompanying consolidated balance sheets of PSM Holdings, Inc., (a Delaware corporation) and Subsidiaries (the “Company”), as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and consolidated statement of stockholders’ equity for each of the years in the two year period ended June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statemets have been prepared assuming that the company will continue as a going concern.  As discussed in Note 16 to the financial statements, as of June 30, 2015, the Company has been unable to pay dividends to its preferred shareholders, is behind on certain expenses, and is in default under certain covenants of its note payable.  On October 1, 2015, the Company was successful in negotiating modifications to the note payable that relaxed the restrictive covenants, the Company is continuing to implement cost reduction strategies and is considering an additional capital raise.  The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSM Holdings, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Accounting & Consulting Group, LLP

Certified Public Accountants

Carlsbad, New Mexico

October 13, 2015

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2015	June 30, 2014
ASSETS
Current Assets:
Cash & cash equivalents	$898,200	$764,931
Accounts receivable - related party, net	-	683,992
Accounts receivable- non related party, net	987,635	43,974
Loans held for sale	25,459,142	15,416,781
Prepaid expenses	98,505	142,096
Other assets	4,828	16,058
Total current assets	27,448,310	17,067,832

Property and equipment, net	278,005	582,118

Cash restricted for surety bonds	732,500	755,701
Loans receivable	87,778	88,898
Employee advances	56,851	500
Goodwill	1,809,429	1,809,429
Other intangible assets, net of accumulated amortization, June 30, 2015 - $117,349 and June 30, 2014 - $599,270	970,083	1,313,161
Security deposits	56,017	44,453

Total Assets	$31,438,973	$21,662,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,077,788	$602,351
Line of credit - related party	135,263	-
Warehouse lines of credit payable- related party	24,836,939	14,942,781
Warehouse lines of credit payable- non related party	-	474,000
Short term financing	14,972	15,584
Notes payable - related party	120,000	-
Notes payable - non related party	750,000	-
Dividend payable - related party	801,333	82,500
Dividend payable - non related party	442,050	51,000
Accrued liabilities	596,940	643,915
Cash held in escrow for renovation loans	76,659	23,201
Total current liabilities	28,851,944	16,835,332

Total Liabilities	28,851,944	16,835,332

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at June 30, 2015 and June 30, 2014	4	4
Convertible Series B, 2,000 shares outstanding at June 30, 2015 and June 30, 2014	2	2
Convertible Series C, 1,800 shares outstanding at June 30, 2015 and June 30, 2014	2	2
Convertible Series D, 1,400 shares outstanding at June 30, 2015 and June 30, 2014	1	1
Convertible Series E, 822.5 shares and 0 shares outstanding at June 30, 2015 and June 30, 2014	1	-
Common stock, $0.001 par value, 400,000,000 shares authorized, 40,354,648 and 29,257,759 shares issued and outstanding at June 30, 2015 and June 30, 2014	40,355	29,258
Treasury stock, at cost: shares held 1,771,600 and 21,600 at June 30, 2015 and June 30, 2014	(294,769)	(22,747)
Additional paid in capital	25,370,967	25,696,013
Accumulated deficit	(22,529,534)	(20,875,773)
Total Stockholders' Equity	2,587,029	4,826,760

Total Liabilities and Stockholders' Equity	$31,438,973	$21,662,092

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended June 30,
	2015	2014
Revenues
Revenues - related party	$234,012	$10,526,199
Revenues - non related party	17,327,578	2,012,036
Total revenues	17,561,590	12,538,235

Operating expenses
Selling, general & administrative	18,697,570	17,858,280
Depreciation and amortization	119,211	289,307
Total operating expenses	18,816,781	18,147,587

Loss from operations	(1,255,191)	(5,609,352)

Non-operating income (expense):
Interest expense	(86,560)	(72,560)
Interest and dividend income	6,247	7,086
Realized gain (loss) on sale or disposition of assets	(318,257)	(266,755)
Other income	-	88,500
Total non-operating income (expense)	(398,570)	(243,729)

Loss from continuing operations before income tax	(1,653,761)	(5,853,081)

Provision for income tax	-	-

Net loss	(1,653,761)	(5,853,081)

Dividends on preferred stock	(1,243,383)	(390,000)

Comprehensive loss	$(2,897,144)	$(6,243,081)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.10)	$(0.21)

Weighted average shares of share capital outstanding - basic & diluted	28,827,170	29,397,729

Weighted average number of shares used to compute basic and diluted loss per share for the year ended June 30, 2015 and 2014 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional	Treasury	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Paid in Capital	Stock	Deficit	Equity
Balance - June 30, 2013	29,402,024	$29,402	5,700	$6	$23,204,207	$(22,747)	$(15,022,692)	$8,188,176

Cancellation of stock received from Brookside sale	(210,500)	(210)	-	-	(19,787)	-	-	(19,997)
Stock issued to employees as bonus	-	-	-	-	21,103	-	-	21,103
Stock issued to employees in lieu of cash	26,494	26	-	-	6,497	-	-	6,523
Stock issued to a consultant in lieu of cash	39,741	40	-	-	9,996	-	-	10,036
Issuance of Preferred Stock	-	-	3,200	3	3,199,997	-	-	3,200,000
Transaction costs on capital raise	-	-	-	-	(336,000)	-	-	(336,000)
Preferred stock dividend	-	-	-	-	(390,000)	-	-	(390,000)
Net loss	-	-	-	-	-	-	(5,853,081)	(5,853,081)
Balance - June 30, 2014	29,257,759	$29,258	8,900	$9	$25,696,013	$(22,747)	$(20,875,773)	$4,826,760

Stock received from Iowa transaction	(250,000)	(250)	-	-	250	(44,271)	-	(44,271)
Stock received from GJ transaction	(1,500,000)	(1,500)	-	-	1,500	(227,751)	-	(227,751)
Stock issued to employees as bonus	-	-	-	-	142,235	-	-	142,235
Stock issued on exercise of stock warrants	12,846,889	12,847	-	-	(12,847)	-	-	-
	-	-	-	-	-	-	-	-
Issuance of Preferred Stock	-	-	823	1	787,199	-	-	787,200
Preferred stock dividend	-	-	-	-	(1,243,383)	-	-	(1,243,383)
Net loss	-	-	-	-	-	-	(1,653,761)	(1,653,761)
Balance -June 30, 2015	40,354,648	$40,355	9,723	$10	$25,370,967	$(294,769)	$(22,529,534)	$2,587,029

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,653,761)	$(5,853,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,211	289,307
Restricted cash	21,315	(255,701)
Disposition of property and equipment	23,201	62,174
Disposition of intangible assets	296,940	224,328
Stock received from sale of assets	-	(19,998)
Share based payment awards	142,235	21,170
Stock issued to third parties in lieu of cash	-	9,895
Stock issued to employees in lieu of cash	-	6,598
(Increase) decrease in current assets:
Accounts receivable	(259,669)	157,111
Mortgage loans held for sale	(10,182,771)	2,285,711
Prepaid expenses	43,591	19,622
Employee advances	(56,351)	33,430
Other current assets	11,230	(10,724)
Increase (decrease) in current liabilities:
Accounts payable	475,437	98,456
Dividends payable	-	48,000
Accrued liabilities	86,677	(775,081)
Renovation escrow	53,458	23,201
Net cash used in operating activities	(10,879,257)	(3,635,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,689)	(298,053)
Cash received from employee advances	-	-
Cash received from (paid for) security deposits	(13,414)	(17,967)
Net cash used in investing activities	(67,103)	(316,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	(613)	(19,454)
Conversion of short term financing from related party into preferred stock purchase	-	(135,000)
Cash paid for preferred dividends	(133,500)	(390,000)
Cash proceeds from warehouse lines of credit - non related party	1,609,894	29,468,684
Cash payments on warehouse lines of credit - non related party	(2,083,894)	(30,976,371)
Cash proceeds from warehouse lines of credit - related party	419,457,580	286,735,579
Cash payments on warehouse lines of credit - related party	(409,563,422)	(287,481,523)
Cash proceeds from the sale of preferred stock	787,201	2,864,000
Cash proceeds online of credit from related party	136,383	885,000
Cash payment on loan from related party	-	(750,000)
Cash proceeds on note payable from related party	120,000	-
Cash proceeds on note payable from nonrelated party	750,000	-
Net cash provided by financing activities	11,079,629	200,915

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	133,269	(3,750,687)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	764,931	4,515,618
CASH & CASH EQUIVALENTS, ENDING BALANCE	$898,200	$764,931

See Note 4 - Statement of Cash Flows Additional Disclosures

The accompanying notes are an integral part of these consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015

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

On May 18, 2005, Durban Holdings, Inc. completed the acquisition of all of the outstanding stock of Prime Source Mortgage, Inc., a Texas corporation, by a stock for stock exchange in which the stockholders of Prime Source Mortgage, Inc. received 10,250,000 shares, or approximately 92% of the outstanding stock of the Company. Following the acquisition, effective May 18, 2005, the name of the parent “Durban Holdings, Inc.”, was changed to “PSM Holdings, Inc.” For reporting purposes, the acquisition was treated as an acquisition of the Company by Prime Source Mortgage, Inc. (reverse acquisition) and a recapitalization of Prime Source Mortgage, Inc. The historical financial statements prior to May 18, 2005, are those of Prime Source Mortgage, Inc. Goodwill was not recognized from the transaction.

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

Business Activity

The Company originates mortgage loans funded either directly off its warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of the Company’s mortgage origination volume is banked off of its current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of our lending activities are conducted by the Company’s subsidiary, Prime Source Mortgage, Inc. (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase orientated (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. The Company’s loan applications are generated from business contacts, previous client referrals and realtor referrals.

WWYH, Inc., a wholly-owned subsidiary of PSM Holdings, Inc., was incorporated February 15, 1991 under the laws of the State of Texas. Prime Source Mortgage, Inc. became a wholly-owned subsidiary of PSM Holdings, Inc., a Nevada corporation, on May 18, 2005. On March 15, 2011, Prime Source Mortgage Inc. completed the acquisition of United Community Mortgage Corp. (“UCMC”), a New Jersey corporation, and UCMC became a wholly-owned subsidiary of PrimeSource Mortgage, Inc.

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

The Company currently operates or is licensed in the following states: Arizona, Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Washington and Virginia.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary for certain loans to be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of June 30, 2015, the Company had four such loans that required servicing before they could be sold to an investor. All four loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. As of June 30, 2015, the Company has not recorded any adjustment to the fair value of the remaining four loans as any accrued gain or loss would not be material to the Company.

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

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 or more months. Prepaid expenses consist of prepaid insurance, rents and prepaid investor relations and other third party services provided by outside consultants and amounted to $98,505 and $142,096 at June 30, 2015 and 2014, respectively.

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

Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $611,139 and $706,527 for the years ended June 30, 2015 and 2014, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock units to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended June 30, 2015 and 2014 based on the stock-based awards that were expected to vest during such periods. Under the 2012 and 2015 Stock Incentive Plans, the Company can grant stock or options to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 15 days. The gain or loss on the sale of loans is realized on the date the loans are sold.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock had been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the twelve months ended June 30, 2015 and 2014 were 28,827,170 and 29,397,729, respectively. Loss per common share from continuing operations for the twelve months ended June 30, 2015 and 2014 was $0.10 and $0.21, respectively.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts for the years ended June 30, 2015 and 2014.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2015	June 30, 2014
Fixtures and equipment	$623,834	$1,724,951
Less: Accumulated depreciation	(345,829)	(1,142,833)
Property and equipment, net	$278,005	$582,118

Depreciation expense for the years ended June 30, 2015 and 2014 was $73,074 and $144,053, respectively.

NOTE 4 – STATEMENT OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at June 30, 2015 and 2014 consist of:

	June 30, 2015	June 30, 2014
Supplemental Cash Flow Disclosures:
Cash paid for interest	$86,560	$72,560
Cash paid for income taxes	$-	$-
Supplemental Information for Non-Cash Investing and Financing Activities were as follows:
Stock issued to employees and officers in lieu of compensation	$-	$6,598
Stock Options issued as incentives to employees	$142,235	$21,170
Stock issued to consultants for services	$-	$9,895
Stock received for the sale of assets	$(272,022)	$(19,998)

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

Effective April 1, 2015, the Company entered into an Executive Employment Agreement with Mr. Kevin Gadawski to serve as its Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. In addition, Mr. Gadawski also assumed the roles of President, Chief Executive Officer, and Director of the Company’s wholly owned subsidiary PSMI. The agreement was effective April 1, 2015 and the term of the agreement is three years, ending on March 31, 2018. Under the agreement, Mr. Gadawski’s annual base salary is $250,000. If the agreement is extended, the base salary will be reviewed no less frequently than annually, but at no time during the term of this agreement will Mr. Gadawski’s base salary be decreased. If the Company is reasonably unable to pay the base salary for any pay period, the Company and Mr. Gadawski may agree that the base salary be paid with shares of Common Stock under the Company’s 2015 Stock Incentive Plan at a 25% discount to the fair market price of the stock at the end of the pay period. As a signing bonus for entering into the agreement, the Company agreed to grant to Mr. Gadawski options to purchase up to 10,000,000 shares of Common Stock. Mr. Gadawski will be eligible to participate in any incentive bonus pool maintained for persons including executive officers of the Company. He will be eligible to receive an annual bonus as per the incentive bonus pool of up to 100% of the then applicable base salary, less applicable withholding taxes. In addition, the Company will provide Mr. Gadawski a car allowance in the amount of $750 per month as well as reimburse him for the cost of annual automobile insurance.

For the year ended June 30, 2015, the Company recorded compensation expense of $576,333, of which $319,191 was related to stock options grants that will be amortized over the three year vesting period. In addition, the compensation included $2,250 for a car allowance and approximately $3,889 for health and life insurance premiums. For the year ended June 30, 2014, the Company recorded compensation expense of $213,627, of which $6,624 was paid in stock in lieu of cash and $4,158 in health insurance benefits.

Executive Vice-President and Director

The Company entered into an employment agreement with Mr. Jeff Smith, its Executive Vice-President effective January 1, 2011. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. For the years ended June 30, 2015 and 2014, the Company recorded (i) $131,205 and $205,916 in compensation expense, (ii) $4,900 and $8,400 in car allowance, and (iii) $3,669and $4,158 in life and health insurance benefits. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company and its subsidiaries, and accordingly his employment agreement was not renewed.

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith (the “ Lender”). Under the terms of the loan agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2016, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Former President/Chief Executive Officer and Director

The Company entered into an Employment Agreement with its President/Chief Executive Officer effective January 1, 2011. Pursuant to the terms of the agreement, the Company issued 750,000 shares of Common Stock valued at $525,000 as a signing bonus to induce him to enter into the agreement, agreed to pay an annual compensation of $225,000, a monthly car allowance of $750, and a monthly allowance of $800 for health benefits for the officer and his family. On January 1, 2012, the annual compensation was increased to $250,000 pursuant to the terms of agreement. For the years ended June 30, 2015 and 2014, the Company recorded (i) $0 and $141,444 in compensation expense (ii) $0 and $4,500 in car allowance, and (iii) $0 and $4,158 in life and health insurance benefits. On August 28, 2013, this individual resigned as the President and Chief Executive Officer and Director.

Other Directors

On February 7, 2013, the Company entered into a two-year consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relation services. For the years ended June 30, 2015 and 2014, the Company recorded consulting expense of $45,000 and $60,000 respectively. $7,500 of the fees paid during the twelve months ending June 30, 2014 were paid in stock in lieu of cash. This director has at times agreed to suspend providing investor relation and strategic consulting services to the Company to assist in the Company’s cash needs at the time.

One of the Company’s directors is a principal stockholder and director of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of June 30, 2015 and June 30, 2014 were $24,836,939 and $14,942,781 which were offset by $25,459,142 and $15,416,781 of funding receivables as of June 30, 2015 and June 30, 2014, respectively (See Note 9). This entity also provided a line of credit to the Company which had an outstanding balance of $135,263 and $0 as of June 30, 2015 and 2014, respectively.

Former Directors

On March 15, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. In January 2015, the Company amended the agreement reducing the base compensation and adding in incentive compensation for recruiting. The Company recorded total compensation expense of $127,520 and $148,247 for the years ended June 30, 2015 and 2014, respectively.

On July 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with the acquisition of Brookside Mortgage, LLC (“Brookside”). The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by Brookside in excess of $400,000 annual profits earned. On November 1, 2012, the Company agreed to revise the employment agreement making the term at will with sixty days notice from either party and provided additional overrides based on production. The revised agreement was never executed. The Company recorded total compensation expense of $0 and $227,731 for the years ended June 30, 2015 and 2014, respectively. Effective January 16, 2014, this individual resigned from all positions with the Company.

On August 8, 2011, the Company entered into an employment agreement with a director of the Company in connection with the acquisition of Fidelity Mortgage Company. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The individual remained a regional vice president of one of the Company’s corporate lending centers. The agreement provided that for each full year of employment, a bonus equal to 12.5 basis points of the loan production and 50% of net profit of the Fidelity branch in excess of $500,000 earned will be paid to the individual. Bonuses were to be earned upon closing of each loan and paid on a fixed interval basis. On January 1, 2013, the Company amended the employment agreement to provide additional bonuses based on production and removed any bonus opportunity based on profitability. The Company recorded total compensation expense of $0 and $470,237 for the years ended June 30, 2015 and 2014, respectively. In January 2014, this individual resigned from all positions with the Company.

The Company leased an office space in a building that is 100% owned by this former director. The terms of the operating lease under a non-cancellable lease agreement were to expire on September 1, 2015, and required a monthly rent of $21,720. Total rent paid for the office lease for the years ended June 30, 2015 and 2014 were $0 and $123,723, respectively. The lease was terminated upon the resignation of this former director in January 2014.

Effective November 1, 2011, the Company entered into an employment agreement with a director of the Company, in connection with our acquisition of Iowa Mortgage Professionals. The individual resigned as a director concurrent with the capital raise completed on February 5, 2013. The term of his employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The agreement provided for an annual base salary of $120,000 plus a bonus equal to 25% of the net profit earned by the branch in excess of $400,000 annual profits earned. On March 11, 2013, the Company agreed to revise the employment agreement making the term at will with sixty days’ notice from either party and provided additional overrides based on production. The revised agreement was never executed. The Company recorded total compensation expense of $0 and $98,920 in bonus and over-ride commissions for the years ended June 30, 2015 and 2014, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

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

Other Employees

Effective January 1, 2013, the Company amended an employment agreement with the Vice President – Mountain Division. Under the new agreement, the term was modified to at will with 60 days notice from either party. The employee is paid an annual salary of $95,000 and receives bonuses based on production. Additionally, the employee was eligible to receive 50% of the net profits of the Fidelity branch on annual net income in excess of $500,000. The Company recorded total compensation expense of $0 and $420,828 for the years ended June 30, 2015 and 2014, respectively. On January 31, 2014, this individual resigned from all positions with the Company.

Loans Receivable

Loans receivable from a related party as of June 30, 2015 and 2014 consists of:

	Original Loan	Balance due June 30, 2015	Balance due June 30, 2014
Secured loans to Nationwide bearing annual interest at 6% with no defined payment terms	$167,000	$87,778	$88,898

Accrued interest due from Nationwide	-	4,228	10,668
	$167,000	$92,006	$99,566
Less allowance for uncollectible amounts	-	-	-
	$167,000	$92,006	$99,566

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide securing the loan amount of $167,000 with 150,000 shares of the Company’s own Common Stock held by Nationwide.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreement to 6%, and (ii) the maturity date to September 30, 2013. On May 13, 2014, the Company extended the maturity date to October 15, 2014. All other terms and conditions of the Security Agreement remained the same. The Company recorded interest income of $5,300 and $5,334 from the loan receivable from Nationwide for each of the years ended June 30, 2015 and 2014. Subsequent to June 30, 2015, the Company executed a note extension and general release agreement with Nationwide which contains a general agreement among the parties that no further commitments are required by either side. It further allows Nationwide to utilize its technology with other companies. Finally, the note extension calls for quarterly principal payments based on how many “installations” of the Nationwide technology exist during the quarter.

Loan Agreements

On March 13, 2014, the Company entered into a Loan Agreement with LB MERCHANT PSMH-1, LLC, an entity controlled by Michael Margolies, a director of the Company. Under the terms of the Loan Agreement, the lender agreed to loan $500,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by the Company on March 13, 2014. The loan is evidenced by a 10% Promissory Note which bears interest at 10% per annum. In addition, the lender received four tenths (0.40) of one Common Stock purchase warrant for each $0.80 loaned to the Company (totaling 300,000 warrants), and such warrants were issued as directed by the lender with the lender receiving 50,000 warrants and Jeffrey R. Smith, a director and Executive Vice President of the Company receiving 50,000 warrants. The remaining 200,000 warrants were issued to Citizens State Bank. Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

NOTE 6 – NOTE RECEIVABLE AND EMPLOYEE ADVANCES

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

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. The Company has not reserved anything against these employee advances as of June 30, 2015.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2015	June 30, 2014
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	2,779,512	2,779,512

Intangible assets subject to amortization:
Nationwide license	-	824,999
Customer list	117,349	117,349
	117,349	942,348
Less: Accumulated amortization – nationwide license	-	(483,862)
Less: Accumulated amortization – customer lists	(117,349)	(115,408)
Total	-	343,078

Total Intangible Assets, net	$2,779,512	$3,122,590

It is the Company’s policy to assess the carrying value of its intangible assets for impairment on an annual basis, or more frequently, if warranted by circumstances. The Company completed an annual impairment test of goodwill as of June 30, 2015 and no impairment losses were incurred. As of that date, the fair value of equity exceeded the carrying value (including goodwill) by 300%, indicating no impairment of goodwill. This test involved the use of estimates related to the fair value of the goodwill, and requires a significant degree of judgment and the use of subjective assumptions. The fair value of the goodwill and other intangible assets was determined using a discounted cash flow method. This method required management to make estimates related to future revenue, expenses and income tax rates.

The valuation methodology assumes the Company will generate an operating profit beginning in the next fiscal year ending June 30, 2016. Although the Company has made significant improvements in the last two quarters in maximizing revenue per funded loan and in reducing fixed and variable expenses, the Company has never generated an annual operating profit.

Any of the following events or changes in circumstances could reasonably be expected to negatively affect our key assumptions:

●	Significant change in mortgage interest rates;
●	Loss of the Company’s primary warehouse lender;
●	Additional or new regulatory and compliance requirements that restrict our plan for growth;
●	The loss of key production personnel; or
●	Any default on our obligation to preferred shareholders or secured note holders.

The amount allocated for the purchase of the Customer List as a result of previous acquisitions amounted to $495,023. The Company amortizes Customer Lists over a period of three to eight years. Amortization expense recorded for the years ended June 30, 2015 and 2014 were $46,138 and $86,325. During the year, the Company ended its relationship with certain offices and as such wrote off $224,328 of unamortized balances related to Customer Lists. These amounts are shown as a loss on sale of assets in the accompanying financial statements. The balance in Customer Lists was fully amortized as of June 30, 2015.

On April 14, 2006, the Company entered into a five-year renewable license agreement with Nationwide. The license agreement permits exclusive use of their technology to generate leads for the origination of mortgage applications for submission to PSMI. The initial cost of the license was $150,000 paid in cash, and issuance of 150,000 shares of the Company’s stock in favor of Nationwide and its principals, at a fair value for consideration received of $674,999 on the date of issue. The total consideration for the cost of the license amounted to $824,999. The principals of Nationwide, who were also loan originators for the Company, have transitioned off of the Company’s lending platform. As such, the Company wrote off the remaining unamortized balance of this license as of June 30, 2015.

NOTE 8 – NOTES PAYABLE

On February 18, 2015, the Company executed a Loan Agreement, Security Agreement, and Promissory Note (collectively the “Loan”) with an unrelated third party lender. The Loan requires monthly interest only payments at fourteen percent annually (14%) beginning March 1, 2015. The principle balance will become due on February 1, 2016. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all the Company’s tangible and intangible assets. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The Loan restricts the amount of the proceeds that can be used to settle payables already incurred. Please also see Note 18 “Subsequent Events”.

NOTE 9 – WAREHOUSE LINES OF CREDIT

The Company has two warehouse lines of credit available as of June 30, 2015 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2016. The outstanding balance on this line of credit as of June 30, 2015 was $1,409,373;

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2016. The outstanding balance on this line of credit as of June 30, 2015 was $23,427,566.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 15 days for most loans. The loans outstanding at year end have been on the line an average of 15 days. Subsequent to June 30, 2015, approximately 93% of the loans outstanding on the credit lines have been purchased by the secondary lenders.

The Company does not intend to hold and service the loans. The warehouse lines are used strictly to fund mortgage loans and not to provide operating funds for the Company. The Company had $25,459,142 in loans held for sale against the warehouse lines of credit as of June 30, 2015.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consist of:

	June 30, 2015	June 30, 2014
Credit card charges	$77,103	$53,938
Accrued payroll	248,594	481,324
First payments	161,325	16,136
Other liabilities	109,918	92,517
	$596,940	$643,915

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at June 30, 2015 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Preferred Stock Issuance

On February 4, 2013, the Company entered into a Stock Purchase Agreement (the “2013 SPA”) with LB Merchant PSMH-1, LLC (an entity managed by Michael Margolies, a director and principal shareholder of the Company) and Riverview Group LLC, providing for the issuance and sale of $3,700,000 of the Company’s Series A 6% Convertible Preferred Stock (3,700 shares) at a purchase price of $1,000 per share (the “Series A Preferred Stock”) and issuance and sale of $2,000,000 of the Company’s Series B 6% Convertible Preferred Stock (2,000 shares) at $1,000 per share (the “Series B Preferred Stock”). Each share of Series A Preferred Stock and, subject to certain limitations, each share of Series B Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.40, subject to adjustment for stock splits, and certain stock issuances outside the 2012 Stock Incentive Plan which are at a price lower than the initial conversion price. If all of the shares of Series A Preferred Stock and Series B Preferred Stock were converted at the initial conversion price, the Company would have been obligated to issue 14,250,000 shares of Common Stock to the holders of the Preferred shares. The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on April 15, 2013. The closing of the 2013 SPA occurred on February 5, 2013.

Littlebanc Advisors, LLC, an associate of Wilmington Capital Securities, LLC, (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 1,140,000 shares of the Company’s Common Stock were issued to the Placement Agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.44 and expire on February 5, 2018. The fair value of warrants was determined to be $398,497 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 130.21%, a 5 year term and dividend yield of 0%. In addition to the warrants, the Company paid $456,000 to the Placement Agent for placement agent fees and incurred $71,965 in legal and other transaction fees.

Pursuant to the 2013 SPA, the Company granted the purchasers demand and piggyback registration rights for the common shares issuable upon conversion of the preferred shares. Any demand for registration must be made by holders owning 50% or more of the Series A registerable securities or the Series B registerable securities, as provided in the 2013 SPA.

On April 1, 2014, the Company entered into a Stock Purchase Agreement (the “2014 SPA”) providing for the issuance and sale of $1,800,000 of the Company’s Series C 6% Convertible Preferred Stock (1,800 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”) and $1,400,000 of the Company’s Series D 6% Convertible Preferred Stock (1,400 shares) at $1,000 per share (the “Series D Preferred Stock”). The closing of the 2014 SPA occurred on April 1, 2014, with the 1,800 shares of Series C Preferred Stock being sold to LB Merchant PSMH-2, LLC, an entity managed by Michael Margolies, a director and principal shareholder of the Company, and the 1,400 shares of Series D Preferred Stock being sold to two institutional investors and an individual affiliated with one of the institutional investors. Each share of Series C Preferred Stock and, subject to certain limitations, each share of Series D Preferred Stock is convertible into a number of shares of Common Stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.08, subject to adjustment. If all of the shares of Series C Preferred Stock and Series D Preferred Stock were converted at the present conversion price, the Company would be obligated to issue 40,000,000 shares of Common Stock to the holders of the Series C Preferred Stock and Series D Preferred Stock subject to certain limitations with respect to the Series D Preferred Stock. The holders of Series C Preferred Stock and Series D Preferred Stock are entitled to certain voting rights designated in the certificates of designations for the two series. Holders of the shares of Series C Preferred Stock and Series D Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on July 15, 2014.

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

On November 26, 2014, the Company entered into a Stock Purchase Agreement dated effective November 24, 2014 (the “Series E SPA”) providing for the issuance and sale of up to $1,250,000 of the Company’s Series E 6% Convertible Preferred Stock (1,250 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). The first closing of the Series E SPA occurred on November 26, 2014, with 612.5 shares of Series E Preferred Stock being sold to LB Merchant PSMH-3, LLC, an entity controlled by Michael Margolies, a director and principal shareholder of the Company. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The initial conversion price is $0.01, subject to adjustment. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the certificate of designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15, beginning on January 15, 2015.

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

Holders of the Series E Preferred Stock will have demand and piggyback registration rights for the common stock issuable upon conversion of the Series E Preferred Stock. The registration rights are pari passu with the registration rights of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

In connection with the first closing of the Series E SPA, the Company amended the 2013 SPA entered into in connection with the sale of the Series A Preferred Stock and Series B Preferred Stock and also amended the 2014 SPA, entered into in connection with the sale of the Series C Preferred Stock and Series D Preferred Stock. The amendments permitted the issuance of the Series E Preferred Stock senior to dividend and liquidation rights of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

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

Following is the status of the share based payment plans during the year ended June 30, 2015 and 2014:

2012 and 2015 Stock Option Plans

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

On March 26, 2015, the Board of Directors of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”). Awards may be made under the Plan for up to 40,000,000 shares of Common Stock of the Company at $0.001 par value per share. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

During the year ended June 30, 2015, the Company granted 2,125,000 Common Stock options valued at $66,764 to employees as a bonus under the 2012 Plan and granted 20,150,000 Common Stock options valued at $2,011,429 under the 2015 Plan. Also during the year 816,667 options were forfeited by former employees. The value of the options is amortized over the thirty-six month vesting period.

On June 1, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 9,150,000 shares of common stock at $0.206 per share vesting over a three-year period. The options were granted under the Company’s 2015 Stock Incentive Plan. The fair value of options was determined to be $1,680,610 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 159.59%, a four-year term and dividend yield of 0%.

Pursuant to the employment agreement executed with Mr. Gadawski effective April 1, 2015, the Company issued Mr. Gadawski 10,000,000 stock options. The options were granted under the 2015 Plan. The options vest equally over three years and were valued at $284,804 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.97%, volatility of 124.54%, a three-year term and dividend yield of 0%.

Pursuant to the Consulting Agreement executed, effective April 7, 2015, the Company issued a consultant 1,000,000 stock options. The options were granted under the 2015 Plan. The options vest equally over three years and were valued at $46,015 using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.97%, volatility of 143.68%, a three-year term and dividend yield of 0%.

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

On February 5, 2015, the Board of Directors granted four-year options to ten employees to purchase an aggregate of 325,000 shares of common stock at $0.03 per share vesting over a three-year period. The options were granted under the Company’s 2012 Stock Incentive Plan. The fair value of options was determined to be $7,368 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 171.85%, a four-year term and dividend yield of 0%. The Company has ended its relationship with both offices represented by these 10 employees and all option issuances have been forfeited and are not shown in the totals outstanding as of June 30, 2015 or listed as awarded in the summary option table below.

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

As of June 30, 2015, the Company has granted 5,466,671 shares of Common Stock or Common Stock Options valued at $891,708 to employees and a consultant under the 2012 Plan and 533,329 common shares remained unissued and available for future issuances under the 2012 Plan. Under the 2015 Plan, the Company has granted 20,150,000 shares valued at $2,011,429 and 19,850,000 remained unissued and available for future issuance under the 2015 Plan.

A summary of stock option activity for the last two years is as follows:

	For the year ended June 30,
	2015		2014
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of year	2,910,000	$0.16	275,000	$0.38
Options granted	22,375,000	0.13	3,185,000	0.18
Options exercised	-	-	-	-
Options forfeited/expired	(525,000)	0.10	(550,000)	0.36
Options outstanding at end of year	24,760,000	$0.13	2,910,000	$0.16

Options exercisable at end of year	895,000	$0.17	108,333	$0.38

The Company did not issue stock grants during the year ended June 30, 2015. During the year ended June 30, 2014 the Company issued 26,494 shares to an employee and 39,741 to a consultant in lieu of cash compensation due. The shares were valued at $16,559.

Repurchase of Stock

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

Total common shares issued and outstanding at June 30, 2015 were 40,354,648.

Warrant Issuances

Pursuant to the Preferred Series E Stock transaction in November and December 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 13,160,000 shares of the Company’s Common Stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.011 and expire on November 26, 2019. The fair value of warrants was determined to be $124,698 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 174.98%, a five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of June 30, 2015.

On September 12, 2014, the Company entered into a loan agreement with Jeffrey R. Smith, a director of the Company. Under the terms of the loan agreement, the lender agreed to loan $120,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The note is convertible at the per share rate of Common Stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for Common Stock in any such Qualified Offering. In addition, the lender received four tenths (0.40) of one Common Stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or Common Stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

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

Pursuant to the Preferred Series C and D Stock transaction on April 1, 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 3,200,000 shares of the Company’s Common Stock to the Placement Agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.088 and expire on April 1, 2019. The fair value of warrants was determined to be $250,909 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 142.99%, five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements as of June 30, 2015.

Pursuant to the loan agreement dated March 13, 2014, the Company issued 300,000 warrants to designees directed by the lender. The warrants are five-year warrants and have a strike price of $0.24.

Pursuant to the loan agreement dated February 10, 2014, the Company issued 154,000 warrants to the lenders as a group. The warrants are five-year warrants and have a strike price of $0.24. The 454,000 Common Stock purchase warrants issued in February and March 2014, as amended, contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.24), the adjusted exercise price of these warrants became $0.10 at the first closing of the Series E SPA.

Warrant Conversion

On May 25, 2015, the placement agent from the Series A, B, C, D and E Stock Purchase Agreements, and some of its affiliates, including Mr. Michael Margolies, a director of the Company, exercised 14,447,130 warrants on a cashless basis which converted into 12,846,889 shares of our Common Stock. 1,600,241 warrants were canceled upon the cashless exercise. The exercise price of the warrants ranged from $0.011 to $0.10. 14,319,130 of the warrants exercised were issued pursuant to the Stock Purchase Agreements executed in February 2013, April 2014 and December 2014. 128,000 of the warrants exercised were issued to Mr. Margolies, or entities he controls for short term loans to the Company in February, March and December 2014.

The Company has a total of 3,582,810 warrants outstanding as of June 30, 2015 at an exercise price ranging between $0.088 and $0.44. The warrants have expiration dates ranging from February 5, 2018 through December 15, 2019.

NOTE 12 - INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Deferred taxes	-	-
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations at June 30, 2015 and 2014:

	2015	2014

Tax expense (credit) at statutory rate-federal	(34.0%)	(34.0%)
State tax expense net of federal tax	(5.3%)	(5.3%)
Valuation allowance	39.3%	39.3%
Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2015 are as follows:

Deferred tax assets:
Net operating loss carry forward	$7,513,000
Total gross deferred tax assets	7,513,000
Less valuation allowance	(7,513,000)
Net deferred tax assets	$-

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

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At June 30, 2015, the Company has accumulated deficit carry forwards of approximately $19,118,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2035. The net change in the valuation allowance during the years ended June 30, 2015 and 2014 was an increase of $873,000 and $2,280,000, respectively.

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

NOTE 13 – COMMITMENTS

Assets pledged as security

On February 17, 2015, PSM Holdings, Inc., the Company, executed a note in the amount of $1,000,000 and a related security agreement with Quintium Private Opportunities Fund, LP. Only $750,000 of the note has been disbursed and is outstanding. The original loan documents contained a pledge of all the assets of PSM Holdings, Inc.’s wholly owned subsidiaries, including Prime Source Mortgage, Inc. As the Prime Source Mortgage assets were pledged, it caused the Prime Source to fail its net worth requirements with HUD as of June 30, 2015. Please also see subsequent events under Note 18.

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

During the current year, the Company was informed that the principals of Nationwide, who also managed a loan origination office for the Company, were resigning from employment with the Company. As such, during the period, we recorded a charge for the full unamortized balance of the license agreement in the amount of $296,941.

Lease Commitments

The Company leases approximately 2,181 square feet of office space in Edmond, Oklahoma, which is used for the principal executive offices and as the operating location of PSMI. The one year lease was executed May 7, 2015, and the monthly lease payments are $3,464.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $86,717. The leases expire between July 2015 and December 2018. Total rent expense recorded for the years ended June 30, 2015 and 2014 was $773,031 and $900,340, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at June 30, 2015 are as follows:

For the year ended June 30,	Amount
2016	$496,325
2017	171,569
2018	149,068
2019	27,636
2020	-
Total	$844,598

NOTE 14 – LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential Common Stock has been converted to Common Stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the years ended June 30, 2015 and 2014 was 28,928,540 and 29,437,446, respectively. Loss per common share from continuing operations for the years ended June 30, 2015 and 2014 was $0.11 and $0.21, respectively.

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

The fair value of all the assets and liabilities, other than warehouse lines of credit, loans held for sale and marketable securities which were all level 1 inputs, and intangible assets which were level three inputs, were determined using Level 2 inputs The carrying amounts and fair values of the Company’s financial instruments at June 30, 2015 and 2014 are as follows:

	June 30, 2015		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$898,200	$898,200	$764,931	$764,931
Restricted cash	732,500	732,500	755,701	755,701
Accounts receivable - related party	-	-	683,992	683,992
Accounts receivable - non related party	987,635	987,635	43,974	43,974
Loans held for sale	25,459,142	25,459,142	15,416,781	15,416,781
Prepaid expenses	98,505	98,505	142,096	142,096
Loan receivable	87,778	87,778	88,898	88,898
Intangible Assets	2,779,512	2,779,512	3,122,590	3,122,590

Financial liabilities:
Accounts payable	$1,077,788	$1,077,788	$602,351	$602,351
Line of credit – related party	135,263	135,263	-	-
Warehouse line of credit - non related party	-	-	474,000	474,000
Warehouse lines of credit - related party	24,836,939	24,836,939	14,942,781	14,942,781
Note payable – related party	120,000	120,000	-	-
Note payable	750,000	750,000	-	-
Preferred dividends payable – related party	801,333	801,333	82,500	82,500
Preferred dividends payable	442,050	442,050	51,000	51,000
Accrued liabilities	596,940	596,940	643,915	643,915

NOTE 16 – INDUSTRY AND COMPANY RISKS – GOING CONCERN

The Company is not current in paying all the costs and expenses of the parent company. It is unlikely that the Company will be able to cure the default and pay current the dividends due the Series A, B, C, D and E preferred shareholders. Further, the Company may be unable to pay the principal balance of the Quintium note when due on February 1, 2016 and there is no assurance that the lender will be willing to extend the maturity un acceptable terms if at all. These factors give rise to uncertainty about the Company’s continuing as a going concern.

In addition, the Company is dependent on either the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company or in raising capital. Although PSMI has began to show consecutive months of profitability, the Company’s board has indicated their intention of not burdening PSMI with the obligations of the Company. Unless PSMI’s growth accelerates beyond current levels contemplated by the board or the Company raises additional capital, the Company may not be able to meet its obligations.

Management is continuing to implement cost reduction strategies, which may include ending its status as a fully reporting company. Management is also considering an additional capital raise which, if successful, would be highly dilutive to the holdings of the current common shareholders.

There is no certainty that the Company will be successful in these initiatives in a timely enough manner to curtail the continuing consolidated losses, meet short term debt obligations, and continue as a fully reporting company.

NOTE 17 - CONCENTRATIONS

Concentration of Customer

The Company entered into two warehouse lines of credit agreements with a mortgage banker whose former Executive Vice President and current Board member is also a member of the Board of Directors of PSMH. Each agreement is for up to $75,000,000, and bears annual interest rates of 5%, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding balance on these two warehouse lines of credit as of June 30, 2015 and 2014 was $24,836,939 and $14,942,781, respectively.

The Company recorded revenues of $234,012 and $10,526,199 for the years ended June 30, 2015 and 2014, respectively, from one customer whose former Executive Vice President is a member of the Board of Directors of PSMH. This represented approximately 1% and 83% of the total revenues earned for the years ended June 30, 2015 and June 30, 2014, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015.  As of June 30, 2015, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued. Employment agreements in the ordinary course of business, other than those for Executive Officers or individuals considered related parties are not included in this disclosure.

Annual Recertification with HUD

Prime Source Mortgage, Inc. has not completed its annual recertification with HUD. The recertification was due on or before September 30, 2015. On October 1, 2015, Prime Source Mortgage, Inc. filed a notice of material event with HUD detailing that it had not meet the HUD minimum net worth requirement due to the pledge of assets relating to the loan with Quintium Opportunities Fund, LP. Prime Source Mortgage is awaiting instruction from HUD whether to continue the recertification process or follow other steps as detailed by HUD.

Modification of loan and security agreement

On October 1, 2015, we executed modifications to the loan agreement and related documents with Quintium Opportunities Fund, LP. The modified documents exclude from the loan collateral any acceptable assets of Prime Source Mortgage, Inc. that are required to satisfy the minimum net worth Prime Source Mortgage is required to maintain to be compliant with HUD guidelines.

NWBO note extension and termination of exclusive license agreement

On September 8, 2015, we executed a note extension (effective April 15, 2015) with NWBO in which the maturity date was extended until September 30, 2016 and NWBO agreed to fixed payments of principal reduction based on the number of installations of the NWBO technology. In addition, we executed a termination agreement in which NWBO and the Company mutually released one another from any obligations under the original license agreement.

Note extension with related party

Effective September 12, 2015, we executed a one year note extension with a related party lender. As part of the extension, we made a principal reduction payment in the amount of $5,000. The balance of the loan, $115,000, accrues interest at 10% annually.

New offices

The Company opened eight new offices (seven in California and one in Washington).

Preferred Dividend Payment

The board decided not to make the dividend payments due July 15, 2015 for the periods ended June 30, 2015 or September 30, 2015. The Company remains in default on its obligations to the Preferred Shareholders and total dividends accrued as of September 30, 2015 are $1,729,508.