Form 10-Q
period 2015-09-30
PSM HOLDINGS INC
filed 2015-11-23
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ______ to ______

Commission File No. 000-54988

PSM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0445475
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1109 N. Bryant Ave., Suite 110 Edmond, Oklahoma	73034
(Address of principal executive office)	(Zip code)

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

Yes [   ]  No [X]

As of November 23, 2015, there were 42,104,648 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended September 30, 2015

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, some of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of branch offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●	Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with The U.S. Department of Housing and Urban Development (HUD) or other state regulatory agencies;
●	Any continued default in our agreements with preferred shareholders;
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows; and
●	Failure to comply with debt covenants which could result in the immediate repayment of secured and unsecured notes payable.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	June 30, 2015
ASSETS
Current Assets:
Cash & cash equivalents	$664,545	$898,200
Accounts receivable	990,016	987,635
Loans held for sale, net	21,847,806	25,459,142
Prepaid expenses	150,487	98,505
Other assets	6,156	4,828
Total current assets	23,659,010	27,448,310

Property and equipment, net	288,696	278,005

Cash restricted for surety bonds	732,500	732,500
Loans receivable	87,778	87,778
Employee advances	143,415	56,851
Goodwill	1,809,429	1,809,429
Other intangible assets, net of accumulated amortization, September 30, 2015 and June 30, 2015 - $117,349	970,083	970,083
Security deposits	60,687	56,017

Total Assets	$27,751,598	$31,438,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$950,207	$1,077,788
Line of credit - related party	134,335	135,263
Warehouse lines of credit payable- related party	21,495,306	24,836,939
Short term financing	32,117	14,972
Notes payable - related party	115,000	120,000
Notes payable - non related party	750,000	750,000
Dividends payable - related party	1,117,504	801,333
Dividends payable - non related party	612,004	442,050
Accrued liabilities	663,818	596,940
Cash held in escrow for renovation loans	94,089	76,660
Total current liabilities	25,964,380	28,851,945

Total Liabilities	25,964,380	28,851,945

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at September 30, 2015 and June 30, 2015	4	4
Convertible Series B, 2,000 shares outstanding at September 30, 2015 and June 30, 2015	2	2
Convertible Series C, 1,800 shares outstanding at September 30, 2015 and June 30, 2015	2	2
Convertible Series D, 1,400 shares outstanding at September 30, 2015 and June 30, 2015	1	1
Convertible Series E, 822.5 shares outstanding at September 30, 2015 and June 30, 2015	1	1
Common stock, $0.001 par value, 400,000,000 shares authorized, 40,354,648 shares issued and outstanding at September 30, 2015 and June 30, 2015	40,355	40,355
Treasury stock, at cost: shares held 1,771,600 at September 30, 2015 and June 30, 2015	(294,769)	(294,769)
Additional paid in capital	24,990,598	25,370,967
Accumulated deficit	(22,948,976)	(22,529,535)
Total stockholders' equity	1,787,218	2,587,028

Total Liabilities and Stockholders' Equity	$27,751,598	$31,438,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended September 30,
	2015	2014
Revenues
Revenues - related party	$-	$200,108
Revenues - non related party	5,149,860	3,385,784
Total revenues	5,149,860	3,585,892

Operating expenses
Selling, general & administrative	5,510,087	3,780,387
Depreciation and amortization	19,643	34,760
Total operating expenses	5,529,730	3,815,147

Loss from operations	(379,870)	(229,255)

Non-operating income (expense):
Interest expense	(40,270)	(5,420)
Interest and dividend income	1,654	1,539
Realized gain (loss) on sale of assets	(955)	-
Total non-operating income (expense)	(39,571)	(3,881)

Loss from continuing operations before income tax	(419,441)	(233,136)

Provision for income tax	-	-

Net loss	(419,441)	(233,136)

Dividends on preferred stock	(486,125)	(133,500)

Net income (loss) available to common shareholders	$(905,566)	$(366,636)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.02)	$(0.01)

Weighted average shares of share capital outstanding - basic & diluted	40,354,648	27,576,440

Weighted average number of shares used to compute basic and diluted loss per share for the three months ended September 30, 2015 and 2014 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,441)	$(233,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,643	34,760
Restricted cash	-	23,201
Disposition of property and equipment	955	-
Share based payment awards	105,757	14,281
(Increase) decrease in current assets:
Accounts receivable	(2,380)	255,492
Mortgage loans held for sale	3,611,335	4,695,409
Prepaid expenses	(51,982)	(55,529)
Employee advances	(86,565)	(15,374)
Other current assets	(1,327)	14,646
Increase (decrease) in current liabilities:
Accounts payable	(127,582)	(12,683)
Accrued liabilities	66,878	(322,814)
Renovation escrow	17,430	(11,719)
Net cash provided by operating activities	3,139,756	4,386,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	7,035	-
Purchase of property and equipment	(38,324)	(10,000)
Cash received from (paid for) security deposits	(4,670)	12,089
Net cash (used) in provided by investing activities	(35,959)	2,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	17,145	7,029
Cash paid for preferred dividends	-	(133,500)
Cash proceeds from warehouse lines of credit - non related party	-	1,609,894
Cash payments on warehouse lines of credit - non related party	-	(2,083,894)
Cash proceeds from warehouse lines of credit - related party	127,124,679	60,238,491
Cash payments on warehouse lines of credit - related party	(130,466,313)	(64,637,726)
Cash (payments) proceeds on loan receivable	(928)	1,120
Cash (payments) proceeds on note payable from related party	(5,000)	120,000
Net cash used in financing activities	(3,330,417)	(4,878,586)

NET DECREASE IN CASH & CASH EQUIVALENTS	(233,655)	(489,963)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	898,200	764,931

CASH & CASH EQUIVALENTS, ENDING BALANCE	$664,545	$274,968

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

Business Activity

The Company is considered one reporting unit based on its one line of business and the way that management reviews results.

The Company originates mortgage loans funded either directly off its warehouse lines of credit or through brokering transactions to other third parties. Approximately 95% of the Company’s mortgage origination volume is banked off of its current warehouse lines. The Company has relationships with multiple investors who purchase the loans funded on its warehouse lines. All of the Company’s lending activities are conducted by its subsidiary, Prime Source Mortgage, Inc., a Delaware corporation (“PSMI”).

Historically, a significant portion of the Company’s business has been referral based and purchase oriented (versus refinance). The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of the Company’s total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources account for the balance of loan applications.

PSMI is currently licensed in Arizona, Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Virginia, and Washington.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit are repaid typically within an overall average of 15 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans. These lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 95% of all of the residential mortgage loans processed by us are currently being closed using these available warehouse lines of credit.  Warehouse capacity with our primary warehouse provider, a related party, is adequate to support our current volumes, as well as anticipated growth.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2015, which were filed with the Securities and Exchange Commission on October 13, 2015 on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary for certain loans to be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of September 30, 2015, the Company had ten such loans that required servicing before they could be sold to an investor. All ten loans were performing and nine were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. As of September 30, 2015, the Company accrued a loan loss of $100,000 on one jumbo loan underwritten by a third party service provider in which the Company will have to offer a discount to the ultimate purchaser. Under agreements between the service provider and the Company, each company will incur fifty percent of the loss, so the Company is responsible for fifty percent of the accrued loss The Company has not recorded any adjustment to the fair value for any of the other nine loans as any accrued gain or loss would not be material to the Company.

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

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 or more months. Prepaid expenses consist of prepaid insurance, rents and prepaid investor relations and other third party services provided by outside consultants and amounted to $150,487 and $98,505 at September 30, 2015 and June 30, 2015, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $148,676 and $156,922 for the three months ended September 30, 2015 and 2014, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the three months ended September 30, 2015 and 2014 based on the stock-based awards that were expected to vest during such periods. Under the 2012 and 2015 Stock Incentive Plans, the Company can grant restricted stock, restricted stock units, options, or other equity based awards to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

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

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three months ended September 30, 2015 and 2014 were 40,354,648 and 27,576,440, respectively. Loss per common share from continuing operations for the three months ended September 30, 2015 and 2014 was $(0.02) and $(0.01), respectively.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of September 30, 2015 or June 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30,
	2015	June 30,
	(Unaudited)	2015
Fixtures and equipment	$649,435	$623,834
Less: Accumulated depreciation	(360,739)	(345,829)
Property and equipment, net	$288,696	$278,005

Depreciation expense for the three months ended September 30, 2015 was $19,643 compared to depreciation expense for the three months ended September 30, 2014 of $18,087.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at September 30, 2015 and 2014 consist of:

	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$38,246	$3,994
Stock issued for services	$-	$-
Stock and stock options issued to employees as bonus	$105,757	$14,281

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

On March 26, 2015, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Gadawski to serve as its Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. In addition, Mr. Gadawski also assumed the roles of President, Chief Executive Officer, and Director of PSMI. The Agreement is effective April 1, 2015 and the term of the Agreement is three years, ending on March 31, 2018. Under the Agreement, Mr. Gadawski’s annual base salary is $250,000 (“Base Salary”). If the Agreement is extended, the Base Salary will be reviewed no less frequently than annually, but at no time during the term of the Agreement will Mr. Gadawski’s Base Salary be decreased. If the Company is reasonably unable to pay the Base Salary for any pay period, the Company and Mr. Gadawski may agree that the Base Salary be paid with shares of common stock under the Company’s 2015 Stock Incentive Plan at a 25% discount to the fair market price of the stock at the end of the pay period. As a signing bonus for entering into the Agreement, the Company granted to Mr. Gadawski options to purchase up to 10,000,000 shares of common stock. Mr. Gadawski is eligible to participate in any incentive bonus pool maintained for persons including executive officers of the Company. He will be eligible to receive an annual bonus as per the incentive bonus pool of up to 100% of the then applicable Base Salary, less applicable withholding taxes. In addition, the Company provides Mr. Gadawski a car allowance in the amount of $750 per month as well as reimburse him for the cost of annual automobile insurance.

For the three months ended September 30, 2015, the Company recorded compensation expense of $62,500 and a car allowance of $2,250 pursuant to the Agreement. For the three months ended September 30, 2014, the Company recorded compensation expense of $52,003. The Company also pays monthly health insurance premiums for Mr. Gadawski and his family, currently in the amount of $292 per month.

Other Directors

On February 7, 2013, the Company entered into a consulting agreement with an entity controlled by one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relations services for each month that services are provided. For the three months ended September 30, 2015 and 2014, the Company recorded consulting expense of $15,000 and $0 respectively. This director has at times agreed to suspend providing strategic consulting services to the Company to assist in the Company’s cash needs at the time. Thus there was no expense for months when services were not provided.

One of the Company’s directors is a principal stockholder and director of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of September 30, 2015 and June 30, 2015 were $21,495,306 and $24,836,939 which were offset by $21,847,806 and $25,459,142 of funding receivables as of September 30, 2015 and June 30, 2015, respectively (See Note 8).

This entity also provided a line of credit to the Company that had an outstanding balance of $134,335 and $135,263 as of September 30, 2015 and June 30, 2015, respectively.

Former Directors

Effective January 1, 2011, the Company entered into an employment agreement with Mr. Jeff Smith to serve as its Executive Vice-President. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company and its subsidiaries, and accordingly his employment agreement was not renewed. For the three months ended September 30, 2014, the Company recorded (i) $42,200 in compensation expense, (ii) $2,100 in car allowance, and (iii) $1,040 in life and health insurance benefits.

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith (the “Lender”). Under the terms of the loan agreement, the Lender loaned $120,000 to the Company for its operating expenses and the expenses of its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2016, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company. Effective September 12, 2015, the Company executed a one year note extension with the lender. As part of the extension, the Company made a principal reduction payment in the amount of $5,000. The balance of the loan, $115,000, accrues interest at 10% annually.

On March 15, 2011, the Company entered into an employment agreement with a director of the Company at the time in connection with the acquisition of United Community Mortgage Corp. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director of the Company concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. In January 2015, the Company amended the agreement reducing the base compensation and adding in incentive compensation for recruiting. The Company recorded total compensation expense of $46,607 and $41,213 for the three months ended September 30, 2015 and 2014, respectively.

Loans Receivable

Loans receivable from a former related party as of September 30, 2015 consists of:

		Balance due September 30,	Balance due
	Original	2015	June 30,
	Loan	(Unaudited)	2015
Secured loans to NWBO Corporation (NWBO)	$167,000	$87,778	$87,778

Accrued interest due from NWBO	-	5,555	4,228
	167,000	93,333	92,006
Less allowance for uncollectible amounts	-	-	-
	$167,000	$93,333	$92,006

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with NWBO securing the loan amount of $167,000 with 150,000 shares of the Company’s common stock held by NWBO.  On June 15, 2012, the Company renegotiated the Security Agreements with Nationwide and agreed to amend (i) the annual interest rate on the Security Agreements to 6%, and (ii) the maturity dates to September 30, 2013. On May 13, 2014, the Company extended the maturity dates to October 15, 2014. All other terms and conditions of the Security Agreements remained the same. The Company recorded interest income of $1,327 and $1,201 from the loan receivable from NWBO for each of the three months ended September 30, 2015 and 2014. On September 8, 2015, the Company executed a note extension and general release agreement with NWBO which contains a general agreement among the parties that no further commitments are required by either side. It further allows NWBO to utilize its technology with other companies. Finally, the note extension calls for quarterly principal payments based on how many “installations” of the NWBO technology exist during the quarter.

NOTE 6 –EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $143,415 and $56,851 as of September 30, 2015 and June 30, 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	September 30,
	2015 (Unaudited)	June 30, 2015
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	2,779,512	2,779,512

Intangible assets subject to amortization:
Customer lists	117,349	117,349
Less: Accumulated amortization – customer lists	(117,349)	(117,349)
Total	-	-

Total Intangible assets, net	$2,779,512	$2,779,512

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

The valuation methodology assumes the Company will generate an operating profit beginning in the next fiscal year ending June 30, 2016. Although the Company has made significant improvements in the last six quarters in maximizing revenue per funded loan and in reducing fixed and variable expenses, the Company has never generated an annual operating profit.

Any of the following events or changes in circumstances could reasonably be expected to negatively affect the Company’s key assumptions:

●	Significant change in mortgage interest rates;
●	Loss of the Company’s primary warehouse lender;
●	Additional or new regulatory and compliance requirements that restrict its plan for growth;
●	The loss of key production personnel; or
●	Any default on our obligation to preferred shareholders or secured note holders.

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has two warehouse lines of credit available as of September 30, 2015 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2016. The outstanding balance on this line of credit as of September 30, 2015 was $5,965,849;

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2016. The outstanding balance on this line of credit as of September 30, 2015 was $15,529,457.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 15 days for most loans. Subsequent to September 30, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by the secondary investors.

The Company does not intend to hold and service the loans. The Company had $21,847,806 in loans held for sale against the warehouse lines of credit as of September 30, 2015.

NOTE 9 – NOTES PAYABLE

On February 18, 2015, the Company executed a loan agreement, security agreement, and promissory note (collectively the “Loan”) with an unrelated third party lender. The Loan requires monthly interest only payments at fourteen percent annually (14%) beginning March 1, 2015. The principle balance will become due on February 1, 2016. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all the Company’s tangible and intangible assets, except as such assets are needed to meet the minimum net worth requirement of HUD. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The Loan restricts the amount of the proceeds that can be used to settle payables already incurred. See Note 17 “Subsequent Events”.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	September 30,
	2015 (Unaudited)	June 30, 2015
Credit card charges	$67,089	$77,103
Accrued payroll	347,757	248,594
Borrower escrows	154,787	161,325
Other liabilities	94,585	109,918
	$663,818	$596,940

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at September 30, 2015 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

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

Default on Preferred Dividends

On January 23, 2015, an event of default occurred due to the Company’s non-payment of dividends due the preferred holders on October 15, 2014 and January 15, 2015. After the occurrence of the default event, the preferred dividend rate automatically, as of January 23, 2015, increased to a rate per annum of 20% of the Stated Value (as defined in the Certificates of Designation for the Preferred Stock), payable in cash on a monthly basis on the 15th day of each month until the event of default is cured, upon which the preferred dividend will return to a rate of 6% per annum of the Stated Value. The Company did not cure the default, nor make any additional or required dividend payments that were due February 15, 2015 and the 15th of each month thereafter.

Following is the status of the share based payment plans during the three months ended September 30, 2015 and 2014:

2012 Stock Incentive Plan and 2015 Stock Incentive Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012.

On March 26, 2015 (the “Effective Date”) the Board of Directors of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”). Awards may be made under the 2015 Plan for up to 40,000,000 shares of common stock of the Company at $0.001 par value per share. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On July 8, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 150,000 shares of common stock at $0.181 per share vesting over a three-year period. The options were granted under the Company’s 2015 Stock Incentive Plan. The fair value of options was determined to be $12,321 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 130.6%, a four-year term and dividend yield of 0%.

On August 17, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 100,000 shares of common stock at $0.18 per share vesting over a three-year period. The options were granted under the Company’s 2015 Stock Incentive Plan. The fair value of options was determined to be $7,805 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 118.47%, a four-year term and dividend yield of 0%.

On September 14, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 500,000 shares of common stock at $0.187 per share vesting over a three-year period. The options were granted under the Company’s 2015 Stock Incentive Plan. The fair value of options was determined to be $50,051 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 112.19%, a four-year term and dividend yield of 0%.

As of September 30, 2015, the Company has granted 5,466,671 shares of common stock or stock options valued at $257,155 to employees and a consultant under the 2012 Plan and 533,329 common shares remained unissued and available for future issuances under the 2012 Plan. Under the 2015 Plan, the Company has granted 18,600,000 shares valued at $1,074,696 and 21,400,000 remained unissued and available for future issuance under the 2015 Plan

A summary of stock option activity for the last two years is as follows:

	For the three months ended September 30,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the period	24,760,000	$0.13	2,910,000	0.14
Options granted	750,000	0.185	-	-
Options exercised	-	-	-	-
Options forfeited/expired	(2,691,667)	0.206	(166,667)	0.40
Options outstanding at end of the period	22,818,333	$0.125	2,743,333	$0.14

Options exercisable as of September 30	928,333	$0.17	158,533	$0.36

Other Stock Issuances

The Company did not issue any common stock for either the three months ended September 30, 2015 or 2014.

Repurchase of Stock

On July 3, 2014, the Company purchased 1,500,000 shares of its common stock from two former employees, directors and related parties. The Company paid for the shares by exchanging certain assets valued at $227,752. The shares are reflected as treasury stock on the accompanying balance sheet..

On July 14, 2014, the Company purchased 250,000 shares of its common stock from a former employee, director and related party. The Company paid for the shares by exchanging certain assets valued at $44,271. The shares are reflected as treasury stock on the accompanying balance sheet.

Total common shares issued and outstanding at September 30, 2015 was 40,354,648.

Warrant issuances

On September 12, 2014, the Company entered into a loan agreement with the Lender defined in Note 5. Under the terms of the loan agreement, the Lender agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, the Lender received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Pursuant to the Preferred Series E Stock transaction in November and December 2014, and in accordance with the placement agent agreement, the Company issued warrants to purchase 13,160,000 shares of the Company’s common stock to the placement agent and its associates as placement fees in the above transaction. The warrants are exercisable at $0.011 and expire on November 26, 2019. The fair value of warrants was determined to be $124,698 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.88%, volatility of 174.98%, a five-year term and dividend yield of 0%. Since the warrants were issued in conjunction with the capital raise, no expense was recorded in the accompanying financial statements.

The 454,000 warrants issued in February and March 2014, as amended, contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of common stock pursuant to convertible securities or common stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the warrants of $0.24), the adjusted exercise price of these warrants became $0.10 at the first closing of the Series E SPA.

The 76,000 warrants issued in September and November 2014 contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of common stock pursuant to convertible securities or common stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the warrants of $0.40), the adjusted exercise price of these warrants became $0.125 at the first closing of the Series E SPA.

The Company has a total of 3,582,810 warrants outstanding as of September 30, 2015 at exercise prices ranging between $0.088 and $0.44. The warrants have expiration dates ranging from February 5, 2018 through December 15, 2019.

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock totaled 26,401,143 as of September 30, 2015. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three months ended September 30, 2015 and 2014 was 40,354,648 and 27,576,440, respectively. Loss per common share from continuing operations for the three months ended September 30, 2015 and 2014 was $(0.02) and $(0.01), respectively.

NOTE 13 – COMMITMENTS

Assets pledged as security

On February 17, 2015, the Company executed a note in the amount of $1,000,000 and a related security agreement with Quintium Private Opportunities Fund, LP. Only $750,000 of the note has been disbursed and is outstanding. The original loan documents contained a pledge of all the assets of the Company’s wholly owned subsidiaries, including PSMI. As the PSMI assets were pledged, it caused PSMI to fail its net worth requirements with HUD as of June 30, 2015 and September 30, 2015. See subsequent events under Note 18.

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

On September 8, 2015, the Company executed a note extension (effective April 15, 2015) with NWBO in which the maturity date was extended until September 30, 2016 and NWBO agreed to fixed payments of principal based on the number of installations of the NWBO technology. In addition, the Company executed a termination agreement in which NWBO and the Company mutually released one another from any obligations under the original license agreement.

Lease Commitments

The Company leases approximately 2,181 square feet of office space in Edmond, Oklahoma, which is used for the principal executive offices and as the operating location of PSMI. The one-year lease was executed May 7, 2015, and the monthly lease payments are $3,464.

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $94,283. The leases expire between October 2015 and December 2018. Total rent expense recorded for the three months ended September 30, 2015 and 2014 was $243,207 and $172,235, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at September 30, 2015 are as follows:

For the year ended June 30,	Amount
2016	$486,696
2017	177,191
2018	149,067
2019	27,636
2020
Total	$840,590

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

The fair value of all the assets and liabilities, other than warehouse lines of credit, loans held for sale which were all level 1 inputs, and intangible assets which were level three inputs, were determined using Level 2 inputs The carrying amounts and fair values of the Company’s financial instruments at September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$664,545	$664,545	$898,200	$898,200
Restricted cash	732,500	732,500	732,500	732,500
Accounts receivable	990,016	990,016	987,635	987,635
Loans held for sale	21,847,806	21,847,806	25,459,142	25,459,142
Prepaid expenses	150,487	150,487	98,505	98,505
Loans receivable	87,778	87,778	87,778	87,778
Employee advances	143,415	143,415	56,851	56,851
Security deposits	60,687	60,687	56,017	56,017
Intangible assets	2,779,512	2,779,512	2,779,512	2,779,512

Financial liabilities:
Accounts payable	$950,207	$950,207	$1,077,788	$1,077,788
Line of credit – related party	134,335	134,335	135,263	135,263
Warehouse lines of credit - related party	21,495,306	21,495,306	24,836,939	24,836,939
Notes payable – related party	115,000	115,000	120,000	120,000
Notes payable – non related party	750,000	750,000	750,000	750,000
Preferred dividends payable – related party	1,117,504	1,117,504	801,333	801,333
Preferred dividends payable – non related party	612,004	612,004	442,050	442,050
Accrued liabilities	663,818	663,818	596,940	596,940
Borrower escrows	94,089	94,089	76,660	76,660

NOTE 15 - INDUSTRY RISKS AND GOING CONCERN

The Company is not current in paying all the costs and expenses of the parent company. It is unlikely that the Company will be able to cure the default and pay current the dividends due the Series A, B, C, D and E preferred shareholders. Further, the Company may be unable to pay the principal balance of the Quintium note when due on February 1, 2016 and there is no assurance that the lender will be willing to extend the maturity on acceptable terms if at all.

In addition, the Company is dependent on either the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company or in raising capital. Although PSMI has generated a cumulative operating profit since February, there is no guaranteed that it will continue to do so. PSMI has been successful in attracting new groups to their platform, which could increase volume and revenue in future quarters. If PSMI is unable to develop these new offices into profitable and the Company is unable to raise additional capital if necessary, the Company may not be able to meet its obligations and these factors would give rise to uncertainty about the Company’s continuing as a going concern.

Management is continuing to implement cost reduction strategies. Management is also considering an additional capital raise which, if successful, would be highly dilutive to the holdings of the current common shareholders.

There is no certainty that the Company will be successful in these initiatives in a timely enough manner to curtail the continuing consolidated losses and meet short term debt obligations.

NOTE 16 - CONCENTRATIONS

Concentration of Warehouse Lenders

The Company entered into two warehouse line of credit agreements with a mortgage banker whose former Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of September 30, 2015 was $21,495,306. Subsequent to September 30, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by investors.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. As of September 30, 2015, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 17 – SUBSEQUENT EVENTS

Modification of loan and security agreement

On October 1, 2015, we executed modifications to the loan agreement and related documents with Quintium Opportunities Fund, LP. The modified documents exclude from the loan collateral any acceptable assets of PSMI that are necessary to satisfy the minimum net worth requirements as stipulated by HUD guidelines. The modifications also increased the interest rate to 18% annually.

Conversion of Series D preferred shares

On October 23, 2015, holders of the Series D preferred shares converted 80 shares into 2,000,000 shares of common stock.

Annual Recertification with HUD

PSMI has not yet completed its annual recertification with HUD. The recertification was due on or before September 30, 2015. On October 1, 2015, PSMI filed a notice of material event with HUD detailing that it had not meet the HUD minimum net worth requirement due to the pledge of assets relating to the loan with Quintium Opportunities Fund, LP. The recertification process is expected to be completed before the end of calendar year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in 17 states and operates out of approximately 22 offices around the country.

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

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Three months ended September 30,	Number of	Dollar
	Loans	Production
2015	527	$127,124,679
2014	287	$62,561,983
2013	724	$128,945,541

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations, and production.  During the three months ended September 30, 2015, we added a total of 9 new locations (7 in California and 2 in Washington). We anticipate these new locations adding to our production numbers in future quarters.

We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of our operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three months ended September 30, 2015 and 2014, include the operating results of our wholly-owned subsidiary WWYH, Inc. (an inactive company) and results of operations of PSMI.

We reported a net loss from operations of $419,441 for the three months ended September 30, 2015 compared to a loss of $233,136 for the same period ended September 30, 2014.  The increase in our net loss from operations is directly attributable to an increase in non-cash amortization of employee stock options (we issued nearly 22,000,000 stock options to employees and officers during the first six months of calendar 2015) which accounted for approximately $106,000 of amortization expense during the current quarter. In addition, in the current period, the Company invested in the opening of nine new offices incurring startup expenses while the offices built their production pipelines.

Revenues

Total revenues increased by $1,563,968 to $5,149,860 for the three months ended September 30, 2015, as compared to $3,585,892 for the same period in 2014.  We closed 527 loans for a total loan production of $127,124,679 during the three months ended September 30, 2015, as compared to 287 loans for a total production of $62,561,983 for the comparable prior year period.  Our production was higher in the current quarter primarily due to us having additional offices this period when compared to prior year’s period. Our revenue per loan decreased by $2,772, or 21.7% primarily due to our Box Home Loans division which operated on lower margins than our typical retail offices. This division was not on our platform during the three months ended September 30, 2014.

Operating Expenses

Our total operating expenses increased by $1,714,583 for the three months ended September 30, 2015, to $5,529,730 as compared to $3,815,147 for the comparable period in the prior year. The increase for the three month period is a direct result of our new offices and increased production. Commission and salaries expense increased by $450,160 for the three months ended September 30, 2015, to $2,488,613. Loan level expenses such as warehouse and investor interest, lender credits and warehouse fees increased from $525,044 for quarter ended September 30, 2014 to $859,352 for the quarter ended September 30, 2015. This increase is a direct result of increased production volume.

Advertising expense relates primarily to costs associated with generating leads and programs designed to maintain contact with borrowers. Advertising expenses were relatively flat between the periods, $148,676 and $156,922 for the three months ended September 30, 2015 and 2014, respectively. Total rent expense was $243,207 for the three months ended September 30, 2015 compared to $172,234 for the three months ended September 30, 2014. The increase in rent expense is due to having more offices in the current period compared to the prior period. Professional and legal fees increased by $538,685 to $625,412 for the current three month period versus $86,727 for the prior period. The increase was due to contract services (underwriting, processing, etc)we hired for the Box Home Loans division. This division was not on the platform in 2014.

Stock bonus related to the amortization of the value of stock options issued to employees was $105,757 for the three months ended September 30, 2015 compared to $15,820 in the prior year period. We issued nearly 22,000,000 options during the first six months of calendar 2015. The value of the options amortizes over the vesting period of thirty-six months. Depreciation and amortization were $19,643 and $34,760 for the three months ended September 30, 2015 and 2014, respectively. Our asset balances were significantly lower in the current period based on utilizing some of our assets in the prior year to re-purchase shares of stock from former employees.

Non-operating income (expense)

We incurred non-operating expense of $39,571 and $3,881 for the three months ended September 30, 2015 and 2014, respectively. The single largest contributor in each period was interest expense which totaled $40,270 in the current three month period compared to $5,420 in the prior year period. The increase in the three months ended September 30, 2015 relates to the short term note with Quintium Advisors, LP that we issued in February 2015. The note accrued interest at 14% during the quarter.

Liquidity and Capital Resources

Our cash and cash equivalents were $664,545 as of September 30, 2015, compared to $898,200 as of June 30, 2014. As shown in the accompanying consolidated financial statements, we recorded a net loss of $419,441 for the three months ended September 30, 2015, compared to a net loss of $233,136 for the comparable prior year period. Our current assets were less than our current liabilities by $2,305,370 as of September 30, 2015. We have never generated an annual net income. We believe certain cost saving initiatives, closing of certain offices and originating and funding loans on our delegated platform, should allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy, and in order to expand our business, we may need to sell additional shares of our common stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2015 was $3,139,756 resulting primarily from sale of our loans held for sale of $3,611,335 and our net loss of $(419,441). Other items impacting our cash provided by operating activities was the pay down of our accounts payable and accrued liabilities by a combined $(60,704), an increase in our prepaid expenses of $(51,982) and employee advances of $(86,565). Net cash provided by operating activities in the prior period was $4,386,534, which was primarily a result of the sale of loans held for sale in the amount of $4,695,409. Other items impacting the cash provided by operating activities was a pay down of accrued liabilities and accounts payable amounting to $(335,497), collection of accounts receivable amounting to $255,492, a reduction in prepaid expenses of $(55,529), and our net loss of $(233,136).

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015, was $(35,959) resulting from $(38,324) in purchases of property and equipment and a $(4,670) increase in cash paid for security deposits. For the three months ended September 30, 2014, net cash provided by investing activities was $2,089 which was a result of cash used to purchase property and equipment totaling $(10,000) and collection of security deposits in the amount of $12,089. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2015 and 2014 amounted to $(3,330,417) and $(4,878,586), respectively. In both periods, repayments on our warehouse lines of credit were greater than the proceeds received on the warehouse lines of credit by $(3,341,633) and $(4,872,935) for September 30, 2015 and 2014, respectively. In the prior year period, cash paid for preferred dividends amounted to $(133,500) and we generated cash proceeds of $120,000 on a note from a related party.

As a result of the above activities, we experienced a net decrease in cash of $233,655 for the three months ended September 30, 2015. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding the business of our existing branches, raising temporary operating cash, and controlling our costs as we execute our growth and expansion plans.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments.  (See Note 1 to our unaudited consolidated financial statements, “Nature of Business and Summary of Significant Accounting Policies”.)  We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

Share Based Payment Plan

Under the 2012 and 2015 Stock Incentive Plans, we can grant stock or options to employees, related parties, and outside contractors in connection with the performance of services provided to us by the awardees. We use the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

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

Accounting Standards Update 2015-05— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the guidance under ASU 2015-05 and have not yet determined the impact, if any, on our consolidated financial statements.

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

Accounting Standards Update No. 2014-16— Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued ASU 2014-16 Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The objective of this Update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December15, 2015. We are currently evaluating the guidance under ASU 2014-16 and have not yet determined the impact, if any, on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incurred a consolidated net operating loss from continuing operations of $419,441 for the three months ended September 30, 2015. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations and making all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

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

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on October 13, 2015.

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

PSM HOLDINGS, INC.

Date: November 23, 2015	By:	/s/ Kevin Gadawski
Kevin Gadawski, President, CEO & CFO (Principal Executive and Financial Officer)