Form 10-Q
period 2015-12-31
PSM HOLDINGS INC
filed 2016-02-22
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[ ]	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ]  No [X]

As of February 19, 2016 there were 44,104,648 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended December 31, 2015

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
●

Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with The U.S. Department of Housing and Urban Development (HUD) or other state regulatory agencies. As of December 31, 2015, the Company does not meet its adjusted net worth as required by HUD;

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (Unaudited)	June 30, 2015
ASSETS
Current Assets:
Cash & cash equivalents	$332,494	$898,200
Accounts receivable - non related party, net	476,762	987,635
Loans held for sale	11,383,778	25,459,142
Prepaid expenses	120,848	98,505
Other assets	68,196	4,828
Total current assets	12,382,078	27,448,310

Property and equipment, net	270,808	278,005

Cash restricted for surety bonds	732,500	732,500
Loans receivable	87,218	87,778
Employee advances	66,163	56,851
Goodwill	1,809,429	1,809,429
Other intangible assets, net of accumulated amortization, December 31, 2015 and June 30, 2015 - $117,349	970,083	970,083
Security deposits	59,547	56,017
Total Assets	$16,377,826	$31,438,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$945,616	$1,077,788
Line of credit - related party	133,393	135,263
Warehouse lines of credit payable - related party	11,344,165	24,836,939
Short term financing	32,525	14,972
Notes payable - related party	106,304	120,000
Notes payable - non related party	750,000	750,000
Dividend payable - related party	1,431,609	801,333
Dividend payable - non related party	784,024	442,050
Accrued liabilities	509,333	596,940
Borrower escrows	52,019	76,660
Total current liabilities	16,088,988	28,851,945

Total Liabilities	16,088,988	28,851,945

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at December 31, 2015 and June 30, 2015	4	4
Convertible Series B, 2,000 shares outstanding at December 31, 2015 and June 30, 2015	2	2
Convertible Series C, 1,800 shares outstanding at December 31, 2015 and June 30, 2015	2	2
Convertible Series D, 1,320 and 1,400 shares outstanding at December 31, 2015 and June 30, 2015, respectively	1	1
Convertible Series E, 822.5 shares outstanding at December 31, 2015 and June 30, 2015	1	1
Common stock, $0.001 par value, 400,000,000 shares authorized, 42,354,648 and 40,354,648 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	42,355	40,355
Treasury stock, at cost: shares held 1,771,600 at December 31, 2015 and June 30, 2015	(294,769)	(294,769)
Additional paid in capital	24,606,223	25,370,967
Accumulated deficit	(24,064,981)	(22,529,535)
Total stockholders' equity	288,838	2,587,028

Total Liabilities and Stockholders' Equity	$16,377,826	$31,438,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Revenues
Revenues - non related party	$3,465,987	$2,600,655	$8,615,847	$5,986,440
Revenues - related party	-	33,904	-	234,012
Total revenues	3,465,987	2,634,559	8,615,847	6,220,452

Operating expenses
Selling, general & administrative	4,517,270	3,655,752	10,027,358	7,436,140
Depreciation and amortization	20,753	32,985	40,395	67,745
Total operating expenses	4,538,023	3,688,737	10,067,753	7,503,885
Loss from operations	(1,072,036)	(1,054,178)	(1,451,906)	(1,283,433)

Non-operating income (expense):
Interest expense	(45,644)	(13,226)	(85,914)	(18,646)
Interest and dividend income	1,675	1,543	3,330	3,082
Realized gain (loss) on sale of assets	-	-	(955)	-
Total non-operating income (expense)	(43,969)	(11,683)	(83,539)	(15,564)
Loss from continuing operations before income tax	(1,116,005)	(1,065,861)	(1,535,445)	(1,298,997)

Provision for income tax	-	-	-	-
Net loss	(1,116,005)	(1,065,861)	(1,535,445)	(1,298,997)

Dividends on preferred stock	(486,125)	(137,633)	(972,250)	(271,133)

Net loss available to common stockholders	$(1,602,130)	$(1,203,494)	$(2,507,695)	$(1,570,130)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.04)	$(0.04)	$(0.06)	$(0.06)

Weighted average shares of share capital outstanding - basic and diluted	41,739,263	27,507,524	41,043,173	27,576,440

Weighted average number of shares used to compute basic and diluted loss per share for the three and six months ended December 31, 2015 and 2014 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,535,445)	$(1,298,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,395	59,136
Restricted cash	-	23,201
Disposition of property and equipment	955	-
Share based payment awards	209,507	31,216
(Increase) decrease in current assets:
Accounts receivable	510,873	109,323
Mortgage loans held for sale, net	14,075,364	2,268,557
Prepaid expenses	(22,342)	(57,589)
Employee advances	(9,313)	(36,670)
Other current assets	(63,368)	13,318
Increase (decrease) in current liabilities:
Accounts payable	(132,172)	321,319
Accrued liabilities	(87,606)	(217,831)
Borrower escrow	(24,641)	(2,881)
Net cash provided by operating activities	12,962,207	1,212,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41,189)	(10,000)
Cash received from sale of property and equipment	7,034	-
Cash received from (paid for) security deposits	(3,530)	5,720
Net cash used in investing activities	(37,685)	(4,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	17,553	16,667
Cash paid for preferred dividends	-	(133,500)
Cash proceeds from warehouse lines of credit - non related party	-	1,609,894
Cash payments on warehouse lines of credit - non related party	-	(2,083,894)
Cash proceeds from warehouse lines of credit - related party	75,095,020	114,098,651
Cash payments on warehouse lines of credit - related party	(88,587,794)	(116,308,342)
Cash proceeds from sale of preferred stock	-	775,787
Cash proceeds (payments) on loans receivable	(1,310)	141,531
Cash proceeds (payments) on notes payable from related party	(13,697)	120,000
Net cash used in financing activities	(13,490,228)	(1,763,206)

NET DECREASE IN CASH & CASH EQUIVALENTS	(565,706)	(555,384)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	898,200	764,931

CASH & CASH EQUIVALENTS, ENDING BALANCE	$332,494	$209,547

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

On November 12, 2014, the Company filed a Certificate of Amendment with the Delaware Secretary of State increasing the authorized 100,000,000 shares at $0.001 par value to 400,000,000 shares at $0.001 par value.

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

Historically, a significant portion of the Company’s business has been referral based and purchase oriented (versus refinance). However, during 2015 more of the Company’s business was refinance related as the majority of loans funded in the Box Home Loan division were refinances. The Company does not directly participate in the secondary markets and further does not maintain a servicing portfolio. Approximately 75% of the Company’s total loan applications are generated from business contacts and previous client referrals. Realtor referrals and other lead sources account for the balance of loan applications.

PSMI is currently licensed in Arizona, Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Virginia, and Washington.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit are repaid within an average of 15 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans. These lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 95% of all of the residential mortgage loans processed by us are currently being closed using these available warehouse lines of credit.  Warehouse capacity with our primary warehouse provider, a related party, is adequate to support our current volumes, as well as anticipated growth.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2015, which were filed with the Securities and Exchange Commission on October 13, 2015 on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PSM Holdings, Inc., its wholly-owned subsidiary WWYH, Inc., and WWYH's wholly-owned subsidiary PSMI. All material intercompany transactions have been eliminated in the consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Accordingly, actual results could differ from those estimates.  Significant estimates include the value of intangible assets, estimated depreciable lives of property, plant and equipment, estimated valuation of deferred tax assets due to net operating loss carry-forwards and estimates of uncollectible amounts of loans and notes receivable.

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

Accounts Receivable

Accounts receivable represent amounts due the Company for commissions earned and fees charged on closed loans. Accounts receivable are stated at the amount management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary for certain loans to be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of December 31, 2015, the Company had nine such loans that required servicing before they could be sold to an investor. Eight of the nine loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The Company was contacted by the borrower on the non-performing loan who informed the Company they would like to relinquish ownership of the property back to the Company. Based on the Company’s initial review of the balance owed and the estimated value of the home, the Company has not accrued any gain or loss specific to this loan. However, as of December 31, 2015, the Company has accrued loan losses in the aggregate of $100,000.

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

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 or more months. Prepaid expenses consist of prepaid insurance, prepaid rents and prepaid investor relations and other third party services provided by outside consultants and amounted to $120,848 and $98,505 at December 31, 2015 and June 30, 2015, respectively.

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

Taxes Collected and Remitted to Governmental Authorities

When applicable, the Company collects gross, sales or similar type taxes from its customers and remits them to the required governmental authorities. Related revenues are reported net of applicable taxes collected and remitted to governmental authorities.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $140,431 and $289,107 for the three and six months ended December 31, 2015, respectively, compared to $115,565 and $272,487 for the three and six months ended December 31, 2014, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the three and six months ended December 31, 2015 and 2014 based on the stock-based awards that were expected to vest during such periods. Under the 2012 and 2015 Stock Incentive Plans, the Company can grant restricted stock, restricted stock units, options, or other equity based awards to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

Revenue Recognition

The Company’s revenue is derived primarily from revenue earned from the origination and sale of mortgage loans. Revenues earned from origination of mortgage loans is recognized on the earlier of the settlement date of the underlying transaction or the funding date of the loan. Loans are funded through warehouse lines of credit and are sold to investors, typically within 15 days. The realized gain or loss on the sale of loans, if any, is realized on the date the loans are sold.

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and six months ended December 31, 2015 and 2014 were 41,739,263, 41,043,173, 27,507,524 and 27,576,440, respectively. Loss per common share from continuing operations for the three and six months ended December 31, 2015 and 2014 was $(0.04), $(0.06), $(0.04) and $(0.06), respectively.

Compensated Absences

The Company records an accrual for accrued vacation at each period end. Other compensated absences are expensed as incurred.

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of December 31, 2015 or June 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2015 (Unaudited)	June 30, 2015
Fixtures and equipment	$652,299	$623,834
Less: Accumulated depreciation	(381,491)	(345,829)
Property and equipment, net	$270,808	$278,005

Depreciation expense for the three and six months ended December 31, 2015 was $20,752 and $40,395, respectively compared to depreciation expense for the three and six months ended December 31, 2014 of $18,253 and $36,340, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at December 31, 2015 and 2014 consist of:

	December 31, 2015 (Unaudited)	December 31, 2014 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$85,914	$18,046
Stock issued for services	$-	$-
Stock options issued to employees	$209,507	$31,216

NOTE 5 – RELATED PARTY TRANSACTIONS

President/Chief Executive Officer and Director

On March 26, 2015, the Company entered into an Executive Employment Agreement (the “Agreement”) with Kevin Gadawski to serve as its Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. In addition, Mr. Gadawski also assumed the roles of President, Chief Executive Officer, and Director of PSMI. The Agreement is effective April 1, 2015 and the term of the Agreement is three years, ending on March 31, 2018. Under the Agreement, Mr. Gadawski’s annual base salary is $250,000 (“Base Salary”). If the Agreement is extended, the Base Salary will be reviewed no less frequently than annually, but at no time during the term of the Agreement will Mr. Gadawski’s Base Salary be decreased. If the Company is reasonably unable to pay the Base Salary for any pay period, the Company and Mr. Gadawski may agree that the Base Salary be paid with shares of common stock under the Company’s 2015 Stock Incentive Plan at a 25% discount to the fair market price of the stock at the end of the pay period. As a signing bonus for entering into the Agreement, the Company granted to Mr. Gadawski options to purchase up to 10,000,000 shares of common stock. Mr. Gadawski is eligible to participate in any incentive bonus pool maintained for persons including executive officers of the Company. He will be eligible to receive an annual bonus as per the incentive bonus pool of up to 100% of the then applicable Base Salary, less applicable withholding taxes. In addition, the Company provides Mr. Gadawski a car allowance in the amount of $750 per month and reimburses him for the cost of annual automobile insurance.

For the three and six months ended December 31, 2015, the Company recorded compensation expense of $62,500 and $125,000, respectively and a car allowance of $2,250 and $4,500, respectively, pursuant to the Agreement. For the three and six months ended December 31, 2014, the Company recorded compensation expense of $57,000 and $109,003, respectively. The Company also pays monthly health insurance premiums for Mr. Gadawski and his family, currently in the amount of $292 per month.

Other Directors

On February 7, 2013, the Company entered into a consulting agreement with an entity controlled by Michael Margolies, one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relations services for each month that services are provided. For the three and six months ended December 31, 2015 and 2014, the Company recorded consulting expense of $22,500, $37,500, $0 and $60,000, respectively. This director has at times agreed to suspend providing strategic consulting services to the Company to assist in the Company’s cash needs at the time. Thus there was no expense for months when services were not provided.

On November 13, 2014, the Company entered into a loan agreement with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC, entities controlled by Mr. Margolies, a director of the Company (the “Lenders”). Under the terms of the loan agreement, the Lenders agreed to loan $70,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on November 13, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures November 13, 2015, unless extended through mutual consent. The loan was repaid from proceeds received by the Company from the sale of Series E preferred stock in December 2014. In addition, the Lenders received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 28,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Jim Miller, one of the Company’s directors is a principal stockholder and director of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of December 31, 2015 and June 30, 2015 were $11,344,165 and $24,836,939 which were offset by $11,383,778 and $25,459,142 of funding receivables as of December 31, 2015 and June 30, 2015, respectively (See Note 8).

This entity also provided a line of credit to the Company that had an outstanding balance of $133,393 and $135,263 as of December 31, 2015 and June 30, 2015, respectively.

Former Directors

Effective January 1, 2011, the Company entered into an employment agreement with Jeff Smith to serve as its Executive Vice-President. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company and its subsidiaries, and accordingly his employment agreement was not renewed. For the three and six months ended December 31, 2014 the Company recorded compensation expense of $53,125 and $99,479, a car allowance of $2,100 and $4,200, and monthly health insurance benefits currently at $292 per month.

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith. Under the terms of the loan agreement, Mr. Smith loaned $120,000 to the Company for its operating expenses and the expenses of its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2016, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, Mr. Smith received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company. Effective September 12, 2015, the Company executed a one year note extension with Mr. Smith. As part of the extension, the Company made a principal reduction payment in the amount of $5,000. The balance of the loan, $106,304, accrues interest at 10% annually.

On March 15, 2011, the Company entered into an employment agreement with a director of the Company at the time in connection with the acquisition of United Community Mortgage Corporation, now PSMI. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director of the Company concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. In January 2015, the Company amended the agreement reducing the base compensation and adding in incentive compensation for recruiting. For the three and six months ended December 31, 2015 and December 31, 2014, the Company recorded total compensation expense of $22,802, $69,409, $30,876 and $72,090, respectively.

Loans Receivable

Loans receivable from a former related party as of December 31, 2015 consists of:

	Original Loan	Balance due December 31, 2015 (Unaudited)	Balance due June 30, 2015
Secured loans to NWBO Corporation (NWBO)	$167,000	$87,218	$87,778

Accrued interest due from NWBO	-	6.875	4,228
	167,000	94,093	92,006
Less allowance for uncollectible amounts	-	-	-
	$167,000	$94,093	$92,006

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 (the “Security Agreements”) with Nationwide By Owner (“NWBO”) securing the loan amount of $167,000 with 150,000 shares of the Company’s common stock held by NWBO.  On June 15, 2012, the Company renegotiated the Security Agreements with NWBO and agreed to amend (i) the annual interest rate on the Security Agreements to 6%, and (ii) the maturity dates to September 30, 2013. On May 13, 2014, the Company extended the maturity dates to October 15, 2014. All other terms and conditions of the Security Agreements remained the same. On September 8, 2015, the Company executed a note extension and general release agreement with NWBO which contains a general agreement among the parties that no further commitments are required by either side. It further allows NWBO to utilize its technology with other companies. Finally, the note extension calls for quarterly principal payments based on how many “installations” of the NWBO technology exist during the quarter.

The interest recorded for the three and six months ended December 31, 2015 and December 31, 2014 were immaterial for all periods.

NOTE 6 – EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $66,163 and $56,851 as of December 31, 2015 and June 30, 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2015 (Unaudited)	June 30, 2015
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	2,779,512	2,779,512

Intangible assets subject to amortization:
Customer lists	117,349	117,349
Less: Accumulated amortization – customer lists	(117,349)	(117,349)
Total	-	-

Total Intangible assets, net	$2,779,512	$2,779,512

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

The valuation methodology assumes the Company will generate an operating profit beginning in the fiscal year ending June 30, 2016. Although the Company has made significant improvements in the last six quarters in maximizing revenue per funded loan and in reducing fixed and variable expenses, the Company has never generated an annual operating profit.

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

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has two warehouse lines of credit available as of December 31, 2015 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2016. The outstanding balance on this line of credit as of December 31, 2015 was $3,926,357; and

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2016. The outstanding balance on this line of credit as of December 31, 2015 was $7,417,808.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 15 days for most loans. Subsequent to December 31, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by the secondary investors.

The Company does not intend to hold and service the loans. The Company had $11,383,778 in loans held for sale against the warehouse lines of credit as of December 31, 2015.

NOTE 9 – NOTES PAYABLE

On February 18, 2015, the Company executed a loan agreement, security agreement, and promissory note (collectively the “Loan”) with an unrelated third party lender. The Loan requires monthly interest only payments at 14% annually beginning March 1, 2015. The principle balance will become due on February 1, 2016. The amount of the Loan is $750,000 and can be increased to $1,000,000 at the sole discretion of the lender. The Loan is secured by all the Company’s tangible and intangible assets, except as such assets are needed to meet the minimum net worth requirement of HUD. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The Loan restricts the amount of the proceeds that can be used to settle payables already incurred.

On October 1, 2015, the Company executed modifications to the loan agreement and related documents with the third-party lender. The modified documents exclude from the loan collateral any acceptable assets of PSMI that are necessary to satisfy the minimum net worth requirements as stipulated by HUD guidelines. The modifications also increased the interest rate to 18% annually. As of December 31, 2015, the Company is not in compliance with certain loan covenants. See Note 17 “Subsequent Events”.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	December 31, 2015 (Unaudited)	June 30, 2015
Credit card charges	$61,036	$77,103
Accrued payroll	300,096	248,594
Borrower escrows	49,695	161,325
Other liabilities	98,506	109,918
	$509,333	$596,940

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at December 31, 2015 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

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

Following is the status of the share based payment plans during the six months ended December 31, 2015 and 2014:

2012 Stock Incentive Plan and 2015 Stock Incentive Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012.

Effective March 26, 2015, the Board of Directors of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”). Awards may be made under the 2015 Plan for up to 40,000,000 shares of common stock of the Company at $0.001 par value per share. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of 10 years from the effective date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On July 8, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 150,000 shares of common stock at $0.181 per share vesting over a three-year period. The options were granted under the 2015 Plan. The fair value of options was determined to be $12,321 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 130.6%, a four-year term and dividend yield of 0%.

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

On September 14, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 500,000 shares of common stock at $0.187 per share vesting over a three-year period. The options were granted under the 2015 Plan. The fair value of options was determined to be $50,051 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 112.19%, a four-year term and dividend yield of 0%.

As of December 31, 2015, the Company has granted 5,466,671 shares of common stock or stock options valued at $257,155 to employees and a consultant under the 2012 Plan and 533,329 common shares remained unissued and available for future issuances under the 2012 Plan. Under the 2015 Plan, the Company has granted 18,600,000 shares valued at $1,033,369 and 21,400,000 remained unissued and available for future issuance under the 2015 Plan

A summary of stock option activity for the last two years is as follows:

	For the six months ended December 31,
	2015		2014
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of the period	24,760,000	$0.13	2,910,000	$0.14
Options granted	750,000	0.185	-	-
Options exercised	-	-	-	-
Options forfeited/expired	(2,816,667)	0.215	(166,667)	0.40
Options outstanding at end of the period	22,293,333	$0.125	2,743,333	$0.14

Options exercisable as of December 31	1,045,041	$0.183	233,333	$0.23

Other Stock Issuances

The Company did not issue any common stock for either the three or six months ended December 31, 2015 or 2014.

Repurchase of Stock

On July 3, 2014, the Company purchased 1,500,000 shares of its common stock from two former employees, directors and related parties. The Company paid for the shares by exchanging certain assets valued at $227,752. The shares are reflected as treasury stock on the accompanying balance sheet.

On July 14, 2014, the Company purchased 250,000 shares of its common stock from a former employee, director and related party. The Company paid for the shares by exchanging certain assets valued at $44,271. The shares are reflected as treasury stock on the accompanying balance sheet.

Total common shares issued and outstanding at December 31, 2015 was 42,354,648.

Warrant issuances

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith, as described in Note 5. Under the terms of the loan agreement, Mr. Smith agreed to loan $120,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on September 12, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum and matures September 12, 2015, unless extended through mutual consent. The note is convertible at the per share rate of common stock sold pursuant to a Qualified Offering by the Company. The term “Qualified Offering” means one or more offerings (whether or not proceeds are received by the Company pursuant to such offering) of debt or equity securities of the Company to non-affiliates in the aggregate amount of at least $1,000,000 commenced after the note issuance date. The conversion price is determined by the lowest of either the offering price per common share or the conversion or exercise price for common stock in any such Qualified Offering. In addition, Mr. Smith received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

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

The Company has a total of 3,582,810 warrants outstanding as of December 31, 2015 at exercise prices ranging between $0.088 and $0.44. The warrants have expiration dates ranging from February 5, 2018 through December 15, 2019.

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock totaled 26,401,143 as of December 31, 2015. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and six months ended December 31, 2015 and 2014 were 41,739,263, 41,043,173, 27,507,524 and 27,576,440, respectively. Loss per common share from continuing operations for the three and six months ended December 31, 2015 and 2014 was $(0.04), $(0.06), $(0.04) and $(0.06), respectively.

NOTE 13 – COMMITMENTS

Assets pledged as security

On February 17, 2015, the Company executed a note in the amount of $1,000,000 and a related security agreement with Quintium Private Opportunities Fund, LP. As of December 31, 2015, $750,000 of the note has been disbursed and is outstanding. The original loan documents contained a pledge of all the assets of the Company’s wholly owned subsidiaries, including PSMI. On October 1, 2015, the first loan amendment was executed. Per the amendment, the pledge of assets now excludes any such assets as are needed to maintain PSMI’s adjusted net worth as required by HUD.

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

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $90,268. The leases expire between March 2016 and December 2018. Total rent expense recorded for the three and six months ended December 31, 2015 and 2014 was $229,461, $472,668, $166,566 and $338,801, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at December 31, 2015 are as follows:

For the year ended June 30,	Amount
2016	$300,516
2017	182,655
2018	152,593
2019	30,715
2020	3,079
Total	$669,558

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

The fair value of all the assets and liabilities, other than those specifically discussed in the following sentences, we determined using level 2 inputs. Warehouse lines of credit and loans held for sale which were both determined using level 1 inputs, while intangible assets which were determined using level three inputs. The carrying amounts and fair values of the Company’s financial instruments at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$332,494	$332,494	$898,200	$898,200
Restricted cash	732,500	732,500	732,500	732,500
Accounts receivable	476,762	476,762	987,635	987,635
Loans held for sale	11,383,778	11,383,778	25,459,142	25,459,142
Prepaid expenses	120,848	120,848	98,505	98,505
Loans receivable	87,218	87,218	87,778	87,778
Employee advances	66,163	66,163	56,851	56,851
Security deposits	59,547	59,547	56,017	56,017
Intangible assets	2,779,512	2,779,512	2,779,512	2,779,512

Financial liabilities:
Accounts payable	$945,616	$945,616	$1,077,788	$1,077,788
Line of credit – related party	133,393	133,393	135,263	135,263
Warehouse lines of credit - related party	11,344,165	11,344,165	24,836,939	24,836,939
Notes payable – related party	106,304	106,304	120,000	120,000
Notes payable – non related party	750,000	750,000	750,000	750,000
Preferred dividends payable – related party	1,431,609	1,431,609	801,333	801,333
Preferred dividends payable – non related party	784,024	784,024	442,050	442,050
Accrued liabilities	509,333	509,333	596,940	596,940
Borrower escrows	52,019	52,019	76,660	76,660

NOTE 15 - INDUSTRY RISKS AND GOING CONCERN

The Company is not current in paying all the costs and expenses on a current basis. The Company is currently in default of its agreement with preferred shareholders and it is unlikely that the Company will be able to cure the default and pay current the dividends due the Series A, B, C, D and E preferred shareholders. Further, the Company may be unable to pay the principal balance of the Quintium note when due on June 30, 2016 and there is no assurance that the lender will be willing to extend the maturity on acceptable terms if at all.

In addition, the Company is dependent on either the operations of its wholly owned subsidiary PSMI to generate the cash needed to meet the expenses of the Company or in raising capital. PSMI has been successful in attracting new groups to their platform, which could increase volume and revenue in future quarters. If PSMI is unable to develop these new offices into profitable offices and the Company is unable to raise additional capital if necessary, the Company will not be able to meet its obligations and these factors would give rise to uncertainty about the Company’s continuing as a going concern.

Management is continuing to implement cost reduction strategies. The Board has authorized management to pursue an additional capital raise which, if successful, would be highly dilutive to the holdings of the current common shareholders. See subsequent events Note 17.

There is no certainty that the Company will be successful in these initiatives in a timely enough manner to curtail the continuing consolidated losses and meet short term debt obligations.

NOTE 16 - CONCENTRATIONS

Concentration of Warehouse Lenders

The Company entered into two warehouse line of credit agreements with a mortgage banker whose former Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of December 31, 2015 was $11,344,165. Subsequent to December 31, 2015, approximately 98% of the loans outstanding on the credit lines have been purchased by investors.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015. As of December 31, 2015, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 17 – SUBSEQUENT EVENTS

Modification of loan and security agreement

On February 18, 2015, the Company entered into a Loan Agreement (the “Loan Agreement”) with Quintium Private Opportunities Fund, LP, a Delaware limited partnership, as amended, effective October 1, 2015, whereby Quintium agreed to loan to the Company an aggregate of $750,000, with an additional $250,000 to be loaned to the Company at Quintium’s discretion during the term of the loan. Pursuant to the Loan Agreement, the Company issued a Promissory Note dated February 18, 2015, as amended effective October 1, 2015, to Quintium for up to an aggregate of $1,000,000. The loan is secured by all of the assets of the Company (including intellectual property rights and licenses but excluding any assets that would be necessary for the Company to meet HUD net worth requirements) and its subsidiaries as agreed to in the Security Agreement dated February 18, 2015, as amended effective October 1, 2015, (the “Security Agreement”). Upon the occurrence of an Event of Default (as defined in the Note) Quintium has the right to foreclose on the assets of the Company.

The security interest granted to Quintium is guaranteed by the Company’s wholly-owned subsidiaries, WWYH, Inc., a Texas corporation (“WWYH”), and PSMI, pursuant to the Guaranty Agreements dated February 18, 2015.

On January 28, 2016, the Company, PSMI, and WWYH entered into the Second Amendment to the Loan Agreement (the “Loan Agreement Amendment”) with Quintium whereby the following amendments to the Loan Agreement were made:

●	Quintium waived certain breaches of the Loan Agreement;
●	The maturity date of the note was changed to June 30, 2016;
●	The Company agreed to pay to Quintium an amount equal to 0.50% of the principal amount of the note then outstanding immediately prior to any payoff;
●	Section 6(b)(ii) of the Loan Agreement was deleted in its entirety and amended and restated to revise the fixed charge coverage ratio terms;
●	Section 6(b)(iii) was added to the Loan Agreement to allow for a monthly loan production covenant; and
●	Section 6(s) was added to the Loan Agreement to require the Company to raise additional funds through debt or equity by specific dates.

The Loan Agreement Amendment provided for a disbursement to the Company from Quintium in the amount of $250,000 and for the issuance of warrants to Quintium to purchase 100,000 shares of Common Stock of the Company exercisable at $0.011 terminating on January 28, 2021.

In connection with entering into the Loan Agreement Amendment, the Company agreed to pay to Quintium a loan modification fee of $7,500 and an origination fee of $12,500. The Loan Agreement Amendment also included a full release of Quintium from any claims as of the effective date of the Loan Agreement Amendment.

In conjunction with the Loan Agreement Amendment, on January 28, 2016, the Company entered into the Second Note Modification Agreement with Quintium whereby the maturity date of the note was amended to June 30, 2016.

Short Term Loan

On February 8, 2016, the Company, entered into short-term loan agreements each dated February 8, 2016 with James Miller, a director and shareholder of the Company, and Richard Carrington, a shareholder of the Company. Under the terms of the loan agreements, Messrs. Miller and Carrington each agreed to loan $125,000 for operating expenses of the Company and PSMI, as well as to fund growth of the Company. The funds were received by the Company on February 9, 2016. Each loan is evidenced by a one-year 10% Convertible Promissory Note which bear interest at 10% per annum. The notes are convertible at the lowest per share rate of common stock or common stock equivalents sold in a Qualified Offering by the Company. For purposes of this transaction, the term “Qualified Offering” means one or more offerings of debt or equity securities by the Company to non-affiliates in the aggregate amount of at least $1,000,000. In addition, Messrs. Miller and Carrington each received one common stock purchase warrant for each $2.50 loaned to the Company. Each five-year warrant is exercisable at $0.011 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Annual Recertification with HUD

PSMI has not yet completed its annual recertification with HUD. The recertification was due on or before September 30, 2015. On October 1, 2015, PSMI filed a notice of material event with HUD detailing that it had not meet the HUD minimum net worth requirement due to the pledge of assets relating to the loan with Quintium Opportunities Fund, LP. The recertification process is expected to be completed during the first calendar quarter of 2016. At various times during the six months ended December 31, 2015, the Company did not meet the minimum adjusted net worth required by HUD and does not meet the required net worth as of December 31, 2015.

Issuance of Employee Stock Options

On December 21, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 1,650,000 shares of common stock at $0.134 per share vesting over a three-year period. The options were granted under the Company’s 2015 Stock Incentive Plan. The fair value of options was determined to be $145,517 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 145.32%, a four-year term and dividend yield of 0% and forfeiture rate of 50%. The options were executed subsequent to December 31, 2015.

Sale of Preferred Stock

On February 17, 2016, the Company entered into a Stock Purchase Agreement with an unrelated party (the “Series E SPA”) providing for the issuance and sale of $350,000 of the Company’s Series E 6% Convertible Preferred Stock (350 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The conversion price is $0.01, subject to adjustment, and the 350 shares issued in the first closing would be convertible into 35,000,000 common shares. If all of the shares of Series E Preferred Stock being offered were converted at the present conversion price, the Company would be obligated to issue 134,113,718 shares of common stock to the holders of the Series E Preferred Stock. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the Amended & Restated Certificate of Designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15. The offering of the Series E Preferred Stock will terminate not later than March 31, 2016.

Wilmington Capital Securities, LLC (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 8% of the common stock into which the Series E Preferred Stock sold in the offering may be converted (the “Warrants”) will be issued in connection with the offering. The Warrants will be exercisable at $0.011 per share and will expire five years from their issuance date.

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

We have retail offices located around the United States from which we derive revenue from the loan origination volume from these offices. We are able to leverage our warehouse lines of credit relationships with related parties in order to provide us the funding capacity to support our anticipated growth. PSMI is licensed in more than 15 states and operates out of approximately 18 offices around the country.

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

Plan of Operation

During the current quarter, we began implementing our divisional strategy as a compliment to our current retail operations. Under our divisional strategy, we allow very seasoned operators to join our platform and operate as divisions and DBA’s of our wholly owned subsidiary PSMI. We free them up to do what they do best (originate loans) while allowing our service team to act as the backend to get loans funded. This approach has allowed us to devise true long lasting partnerships with the individuals who have already obtained success in our industry. We believe our divisional strategy will be a key component to us achieving sustainable profitability.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last three years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Six months ended December 31,	Number of Loans	Dollar Production
2015	823	$202,219,699
2014	531	$114,098,651
2013	1,326	$236,023,566

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations, and production.  During the six months ended December 31, 2015, we added a total of six new locations while closing four other locations. We anticipate these new locations will add to our production numbers in future quarters.

We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three and six months ended December 31, 2015 and 2014, include the operating results of our wholly-owned subsidiary WWYH, Inc. (an inactive company) and results of operations of PSMI.

We reported a net loss of $1,116,005 and $1,535,445 for the three and six months ended December 31, 2015 compared to a loss of $1,065,861 and $1,298,997 for the same periods ended December 31, 2014.  The increase in our net loss is directly attributable to opening of six offices during the current period, which require significant upfront costs. We have since closed two of these offices as they never fulfilled their potential. Additionally, we incurred more interest expense during the current period based on our current notes payable.

Revenues

Total revenues increased by $831,428 and $2,395,395 to $3,465,987 and $8,615,847 for the three and six months ended December 31, 2015, as compared to $2,634,559 and $6,220,452 for the same period in 2014.  We closed 823 loans for a total loan production of $202,219,699 during the six months ended December 31, 2015, as compared to 531 loans for a total production of $114,098,651 for the comparable prior year period.  Our production was higher in the current period primarily due to our former Box Home Loans division being part of the current year period and not the prior year period. However, our revenue per loan decreased by $1,246, or 10.6% to $10,469 in the current period, compared to $11,715 in the prior period. The decrease in revenue per loan in the current year is a direct result of loans being originated and funded out of our former Box Home Loans division which operated on significantly lower margins and funded loans July through October 2015. Box did not join us until January 2015 so the prior period had no fundings from them.

Operating Expenses

Our total operating expenses increased by $849,286 and $2,563,868 or 23.0% and 34.1% to $4,538,023 and $10,067,753 for the three and six months ended December 31, 2015, as compared to $3,688,737 and $7,503,885 for the comparable periods in the prior year. The increase in operating expenses was primarily related to increases in certain variable expenses such as commissions that were directly tied to revenue and production, and to incurring operating expense of Box Home Loans during the period July through October of 2015. Commission expense for the three and six months ended December 31, 2015 and 2014 were $748,240, $1,555,837, $516,929 and $1,239,789, respectively. As a percentage of revenue, commission expense was fairly consistent among the periods (20.4%, 17.1%, 16.5% and 18.4% for the three and six month periods ended December 31, 2015 and 2014, respectively). The Company has moved more originators, especially branch managers, to salary only compensation plans. Salaries were $1,485,321 and $3,053,837 for the three and six months ended December 31, 2015 compared to salaries of $1,511,073 and $2,817,666 for the comparable prior year period.

Advertising expense relates primarily to costs associated with generating leads and maintaining contact with borrowers. Advertising expenses were $140,431 and $289,107 for the three and six months ended December 31, 2015, respectively, compared to $115,565 and $272,487 for the three and six months ended December 31, 2014, respectively. The slight increases are a result of additional offices in the current period. For the three and six months ended December 31, 2015, investor relations expense was $22,500 and $37,500, compared to $0 and $60,000 in the three and six months ended December 31, 2014. Professional fees were $141,590, $ 597,578, $11,056 and $15,029 for the three and six-month periods ended December 31, 2015 and 2014, respectively. The large increase in the current periods was due to the third party service providers we engaged to process and underwrite loans funded in our Box Home Loan division that was on our platform in the 2015 periods and not on our platform in the 2014 periods. Rents were higher in the current three and six month periods due to opening more offices in 2015 compared to 2014. Total rent expense was $229,461, $472,668, $166,566 and $338,801 for the three and six months ended December 31, 2015 and 2014, respectively.

Stock bonus related to the amortization of the value of stock options issued to employees was $103,750 and $209,507 for the three and six months ended December 31, 2015 compared to $15,820 and $31,216 in the prior year period. We issued nearly 22,000,000 options during the first six months of calendar 2015. The value of the options amortizes over the vesting period of thirty-six months. Depreciation and amortization were $20,753, $40,395, $32,985 and $67,745 for the three and six months ended December 31, 2015 and 2014, respectively. Our asset balances were significantly lower in the current period based on utilizing some of our assets in the prior year to re-purchase shares of stock from former employees.

Non-operating income (expense)

We incurred non-operating expense of $43,969, $83,539, $11,683 and $15,564 for the three and six months ended December 31, 2015 and 2014, respectively. The single largest contributor in each period was interest expense which totaled $45,644, $85,914, $13,226 and $18,646 for the three and six months ended December 31, 2015 and 2014, respectively. The increase in interest expense relates to the short-term note with Quintium Advisors, LP that we issued in February 2015.

Liquidity and Capital Resources

Our cash and cash equivalents were $332,494 as of December 31, 2015, compared to $898,200 as of June 30, 2015. As shown in the accompanying consolidated financial statements, we recorded a net loss of $1,535,445 for the six months ended December 31, 2015, compared to a net loss of $1,298,997 for the comparable prior year period. Our current assets were less than our current liabilities by $3,706,910 as of December 31, 2015. We have never generated an annual net income. We believe the successful roll out of our divisional strategy, certain cost saving initiatives and the closing of certain under-performing offices should allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers. There is no assurance that our current working capital will allow us to pursue our growth strategy, and in order to expand our business, we may need to sell additional shares of our common stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2015 was $12,962,207 resulting primarily from our net loss of $(1,535,445), which included deprecation of $40,395 and amortization of stock options of $209,507. It also included a pay down of accounts payable and accrued liabilities amounting to $(219,778), sale of our loans held for sale amounting to $14,075,364 and collection of our accounts receivable in the amount of $510,873. Net cash provided by operating activities in the prior six-month period was $1,212,102, resulting primarily from our net loss of $(1,298,997), which included depreciation of $59,136 and amortization of stock options amounting to $31,216. It also included the sale of $2,268,557 of our loans held for sale, increase in accounts payable and accrued liabilities of $103,448 and collection of accounts receivable of $109,323.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015, was $(37,685) resulting from $(41,189) in purchases of property and equipment, a $(3,530) increase in cash paid for security deposits and cash proceeds of $7,034 on the sale of property & equipment. For the six months ended December 31, 2014, net cash used in investing activities was $(4,280) which was a result of cash used to purchase property and equipment totaling $(10,000) and net refund of security deposits in the amount of $5,720. We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2015 and 2014 amounted to $(13,490,227) and $(1,763,206), respectively. In both periods, repayments on our warehouse lines of credit were greater than the proceeds received on the warehouse lines of credit by $(13,492,774) and $(2,209,691). In the prior year period, cash paid for preferred dividends amounted to $(133,500), proceeds from a related party note amounted to $120,000 and we received net proceeds from sale of Preferred Stock in the amount of $775,787.

As a result of the above activities, we experienced a net decrease in cash of $565,706 for the six months ended December 31, 2015. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding our divisional strategy, expanding the business of our existing branches, raising temporary operating cash, and controlling our costs as we execute our growth and expansion plans.

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

Recent Accounting Pronouncements

We have evaluated the possible effects on the financial statements of the following accounting pronouncements:

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We incurred a consolidated net operating loss from continuing operations of $1,535,445 for the six months ended December 31, 2015. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations and making all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

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

We are dependent upon obtaining and maintaining state licenses and bonding and federal HUD licensing for our business.  If we fail to maintain our state licenses, bonding or federal HUD license, we will not be able to legally carry out our business operations and our business may fail.

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

We are currently not in compliance with HUD adjusted net worth requirements and HUD has inquired as to a possible significant event that may we may have failed to report to them. The inability to maintain our HUD license would have a material adverse effect on our business and our business may fail.

As of the period ended September 30, 2015, we failed to meet HUD adjusted net worth requirements. Additionally, HUD has contacted us inquiring about a settlement agreement we made with the New York Department of Financial Services. HUD’s inquiry was to determine if this was a significant event that we failed to report to them. We are in communication with HUD as to our plan for compliance, which includes raising additional capital. Although management believes our plan to cure our net worth deficiency will be acceptable to HUD and that our communication surrounding the events and circumstances with our settlement with the New York Department of Financial Services did not constitute a material reportable event to HUD, there are no assurances that HUD will agree with our position and plan. HUD has many options available in terms of next steps which could be as simple as accepting our responses and monitoring plan or challenging as asking us to appear before the Mortgage Review Board. The inability to maintain or HUD license would have a material adverse effect on our business and our business may fail.

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on October 13, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2015, Riverview Group LLC converted 80 shares of Series D Preferred Stock into 2,000,000 shares of Common Stock. The conversion was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(9) thereof.

The information contained in Part II, Item 5 of this Quarterly Report on Form 10-Q with respect to the securities sold in the transaction below is hereby incorporated by reference into this item. The securities sold in this transaction have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 5.  Other Information

On February 17, 2016, the Company entered into a Stock Purchase Agreement with Eric Donsky (the “Series E SPA”) providing for the issuance and sale of $350,000 of the Company’s Series E 6% Convertible Preferred Stock (350 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The conversion price is $0.01, subject to adjustment, and the 350 shares issued in the first closing would be convertible into 35,000,000 common shares. If all of the shares of Series E Preferred Stock being offered were converted at the present conversion price, the Company would be obligated to issue 134,113,718 shares of common stock to the holders of the Series E Preferred Stock. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the Amended & Restated Certificate of Designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15. The offering of the Series E Preferred Stock will terminate not later than March 31, 2016.

Wilmington Capital Securities, LLC (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 8% of the common stock into which the Series E Preferred Stock sold in the offering may be converted (the “Warrants”) will be issued in connection with the offering. The Warrants will be exercisable at $0.011 per share and will expire five years from issuance date. The Series E SPA and the form of the Warrants are filed herewith as Exhibits 10.1 and 10.2, respectively.

The shares of Series E Preferred Stock, as well as the Warrants, were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The purchaser of the Series E Preferred Stock and the Placement Agent were accredited investors as defined in Rule 501(a) of Regulation D promulgated by the SEC. The securities sold in this transaction were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Assuming the issuance of all of the shares of Series E Preferred Stock, and the restating of the conversion price of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, the Company will not have sufficient shares of Common Stock to reserve for 130% of the shares issuable upon conversion of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, and Series E Preferred Stock as required in the Series E SPA, the Series A & B SPA and the Series C & D SPA. Pursuant to the terms of these agreements, the Company is required to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock at its next annual shareholders’ meeting or upon request a majority of the preferred Series E shareholders.

Also in connection with the first closing of the Series E SPA, the Company amended and restated its Certificate of Designation for the existing Series E Preferred Stock. A copy of the Amended and Restated Certificate of Designation of Series E Preferred Stock, as filed with the Secretary of State of the State of Delaware effective February 18, 2016, is attached hereto as Exhibit 3.1. As amended and restated, the Certificate of Designation of the Series E Preferred Stock authorizes 2,000 shares of Series E Preferred Stock. Under the terms of the Amended and Restated Certificates of Designation, the holders of the Series E Preferred Stock are granted the rights and preferences as described in Items 1.01 and 5.03 of the Current Report on Form 8-K filed by the Company with the SEC on December 2, 2014 except that the Series E Preferred Stock may not be converted into Common Stock if the beneficial ownership of such shares (together with such beneficial owner’s affiliates) would thereafter exceed 4.99% of the outstanding Common Stock whether through conversion of the Series E Preferred Stock or otherwise. In addition, a share price which would trigger mandatory conversion was changed from $0.0625 to $2.50.

Prior to the filing of the Amended and Restated Certificate of Designation for the existing Series E Preferred Stock, the Company received the consent of the sole holder of Series E Preferred Stock to amend and restate the Certificate of Designation.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Designation of Series E Preferred Stock, as filed with the Secretary of State of the State of Delaware effective February 18, 2016
10.1	Stock Purchase Agreement with Eric Donsky dated February 18, 2016
10.2	Form of Warrant Agreement
31.1	Rule 13a-14 Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

PSM HOLDINGS, INC.

Date: February 22, 2016	By:	/s/ Kevin Gadawski
Kevin Gadawski, President, CEO & CFO (Principal Executive and Financial Officer)