Form 10-Q
period 2016-03-31
PSM HOLDINGS INC
filed 2016-05-23
CIK 1362180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [   ]  No [X]

As of May 23, 2016 there were 44,104,648 shares of registrant’s common stock outstanding.

PSM HOLDINGS, INC.

Report on Form 10-Q

For the quarter ended March 31, 2016

Forward-Looking Statements

This report contains statements that plan for or anticipate the future.  Forward-looking statements include statements about the future of operations involving the mortgage brokerage or loan business, statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “intend,” “believe,” “expect,” “estimate,” and the like.  Although management believes that any forward-looking statements it makes in this document are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, some of the uncertainties that could affect the accuracy of forward-looking statements include the following:

●	The competitive and regulatory pressures faced by us in the mortgage industry;
●	The hiring and retention of key employees;
●	Expectations and the assumptions relating to the execution and timing of growth strategies;
●	The assumption of unknown risks or liabilities from past or future business combination transactions;
●	Any decline in the economy;
●	A significant increase in interest rates;
●	A failure to increase our warehouse lines of credit to facilitate additional loan originations and related revenue;
●	A loss of significant capacity in our warehouse lines of credit;
●	The loss from any default on mortgage loans originated by us before they are sold to third parties;
●	The loss of key personnel or retail offices from our network;
●	Uncertainty of the secondary mortgage market;
●	Inability to expand market presence through recruiting;
●	Failure to successfully generate loan originations or otherwise market our services;
●

Failure to meet minimum capital requirements to maintain our Full Eagle or licensing with The U.S. Department of Housing and Urban Development (HUD) or other state regulatory agencies. As of March 31, 2016, the Company does not meet its adjusted net worth as required by HUD;

●	Any continued default in our agreements with preferred shareholders;
●	Failure to raise sufficient funds for operating needs during periods of reduced cash flows; and
●	Failure to comply with debt covenants which could result in the immediate repayment of secured and unsecured notes payable or foreclosure on our assets due to an event of default.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	June 30, 2015
ASSETS
Current Assets:
Cash & cash equivalents	$496,110	$898,200
Accounts receivable- non related party, net	661,141	987,635
Loans held for sale	14,551,205	25,459,142
Prepaid expenses	115,351	98,505
Other assets	8,983	4,828
Total current assets	15,832,790	27,448,310

Property and equipment, net	253,695	278,005

Cash restricted for surety bonds	732,500	732,500
Loans receivable	86,888	87,778
Employee advances	70,294	56,851
Goodwill	1,809,429	1,809,429
Other intangible assets, net of accumulated amortization, March 31, 2016 and June 30, 2015 - $117,349	970,083	970,083
Security deposits	45,891	56,017
Total Assets	$19,801,570	$31,438,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,071,278	$1,077,788
Line of credit - related party	132,436	135,263
Warehouse lines of credit payable- related party	14,680,421	24,836,939
Short term financing	30,209	14,972
Notes payable - related party	355,453	120,000
Notes payable - non related party	1,000,000	750,000
Dividend payable - related party	1,753,256	801,333
Dividend payable - non related party	937,024	442,050
Accrued liabilities	416,473	596,940
Cash held in escrow for renovation loans	32,244	76,660
Total current liabilities	20,408,794	28,851,945

Total Liabilities	20,408,794	28,851,945

Commitment & Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized:
Convertible Series A, 3,700 shares outstanding at March 31, 2016 and June 30, 2015	4	4
Convertible Series B, 2,000 shares outstanding at March 31, 2016 and June 30, 2015	2	2
Convertible Series C, 1,800 shares outstanding at March 31, 2016 and June 30, 2015	2	2
Convertible Series D, 1,320 and 1,400 shares outstanding at March 31, 2016 and June 30, 2015, respectively	1	1
Convertible Series E, 1,172.50 and 822.5 shares outstanding at March 31, 2016 and June 30, 2015, respectively	1	1
Common stock, $0.001 par value, 400,000,000 shares authorized, 42,354,648 and 40,354,648 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	42,355	40,355
Treasury stock, at cost: shares held 1,771,600 at March 31, 2016 and June 30, 2015	(294,769)	(294,769)
Additional paid in capital	24,576,151	25,370,967
Accumulated deficit	(24,930,971)	(22,529,535)
Total stockholders' equity	(607,224)	2,587,028

Total Liabilities and Stockholders' Equity	$19,801,570	$31,438,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Revenues
Revenues - non related party	$3,066,264	$5,142,485	$11,682,111	$11,128,925
Revenues - related party	-	-	-	234,012
Total revenues	3,066,264	5,142,485	11,682,111	11,362,937

Operating expenses
Selling, general & administrative	3,824,092	5,422,530	13,851,449	12,858,669
Depreciation and amortization	20,891	32,985	61,287	100,730
Total operating expenses	3,844,983	5,455,515	13,912,736	12,959,399
Loss from operations	(778,719)	(313,030)	(2,230,625)	(1,596,462)

Non-operating income (expense):
Interest expense	(89,586)	(29,969)	(175,500)	(48,615)
Interest and dividend income	2,314	1,722	5,644	4,804
Realized gain (loss) on sale of assets	-	(296,941)	(955)	(296,941)
Total non-operating income (expense)	(87,272)	(325,188)	(170,811)	(340,752)
Loss from continuing operations before income tax	(865,991)	(638,218)	(2,401,436)	(1,937,214)

Provision for income tax	-	-	-	-
Net loss	(865,991)	(638,218)	(2,401,436)	(1,937,214)

Dividends on preferred stock	(471,497)	(486,125)	(1,443,747)	(757,258)

Net loss available to common stockholders	$(1,337,488)	$(1,124,343)	$(3,845,183)	$(2,694,472)

Net loss per common share and equivalents - basic and diluted loss from operations	$(0.03)	$(0.04)	$(0.09)	$(0.09)

Weighted average shares of share capital outstanding - basic & diluted	42,354,648	27,507,759	41,478,736	27,530,653

Weighted average number of shares used to compute basic and diluted loss per share for the three and nine months ended March 31, 2016 and 2015 is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PSM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,401,436)	$(1,937,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61,287	100,730
Restricted cash	-	23,201
Disposition of property and equipment	955	-
Disposition of intangible assets	-	296,941
Share based payment awards	304,082	72,573
(Increase) decrease in current assets:
Accounts receivable	326,495	(784,894)
Mortgage loans held for sale, net	10,907,937	(28,213,389)
Prepaid expenses	(16,845)	(1,409)
Employee advances	(13,443)	(56,599)
Other current assets	(4,156)	11,793
Increase (decrease) in current liabilities:
Accounts payable	(6,510)	574,383
Accrued liabilities	(180,467)	400,085
Renovation escrow	(44,416)	(23,201)
Net cash provided by (used in) operating activities	8,933,483	(29,537,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(44,968)	(10,000)
Cash received from sale of property and equipment	7,034	-
Cash received from (paid for) security deposits	10,125	(1,621)
Net cash used in investing activities	(27,809)	(11,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash borrowed (paid) on short term financing	15,237	(7,391)
Cash paid for preferred dividends	-	(133,500)
Cash proceeds from warehouse lines of credit - non related party	-	1,609,894
Cash payments on warehouse lines of credit - non related party	-	(2,083,894)
Cash proceeds from warehouse lines of credit - related party	253,891,506	239,236,527
Cash payments on warehouse lines of credit - related party	(264,048,024)	(211,044,959)
Cash proceeds from the sale of preferred stock	350,000	787,200
Cash proceeds (payments) on loans receivable	(1,936)	141,531
Cash proceeds on notes payable from related party	235,453	120,000
Cash proceeds on note payable from non related party	250,000	750,000
Net cash (used in) provide by financing activities	(9,307,764)	29,375,408

NET DECREASE IN CASH & CASH EQUIVALENTS	(402,090)	(173,213)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	898,200	764,931

CASH & CASH EQUIVALENTS, ENDING BALANCE	$496,110	$591,718

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

PSMI is currently licensed in Arizona, Arkansas, California, Colorado, Florida, Kansas, Missouri, Montana, New Jersey, New Mexico, North Dakota, Oklahoma, Oregon, Texas, Utah, Virginia and Washington.

PSMI solicits and receives applications for secured residential mortgage loans. As a licensed mortgage broker/banker, PSMI offers mortgage banking services using its existing warehouse lines of credit.  The warehouse lines of credit are available for funding of mortgage loans for a short term period.  The warehouse lines are secured by the underlying mortgage loans and are renewed annually.  The warehouse lines of credit are repaid within an average of 15 days when the loan is sold to a third party.  PSMI does not intend to hold and service the loans. These lines of credit can only be used to fund mortgage loans and cannot provide operating funds for the Company.  It is estimated that approximately 95% of all of the residential mortgage loans processed by the Company are currently being closed using these available warehouse lines of credit.  Warehouse capacity with our primary warehouse provider, a related party, is adequate to support the Company’s current volumes, as well as anticipated growth.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements for the year ended June 30, 2015, which were filed with the Securities and Exchange Commission on October 13, 2015 on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

Although the Company does not intend to be a loan servicer, from time to time it is necessary for certain loans to be serviced for a period of time. Even in these situations the Company intends to service the loan only for the amount of time necessary to get the loan sellable to a third party investor. As of March 31, 2016, the Company had ten such loans that required servicing before they could be sold to an investor. Nine of the ten loans were performing and were carried on the books at their fair value, determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The Company was contacted by the borrower on the non-performing loan who informed the Company they would like to relinquish ownership of the property back to the Company. Based on the Company’s initial review of the balance owed and the estimated value of the home, the Company has not accrued any gain or loss specific to this loan. However, as of March 31, 2016, the Company has accrued loan losses in the aggregate of $50,000.

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

Prepaid Expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 or more months. Prepaid expenses consist of prepaid insurance, prepaid rents and prepaid investor relations and other third party services provided by outside consultants and amounted to $115,351 and $98,505 at March 31, 2016 and June 30, 2015, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $178,511 and $467,618 for the three and nine months ended March 31, 2016, respectively, compared to $140,832 and $413,319 for the three and nine months ended March 31, 2015, respectively.

Share Based Payment Plan

The Company grants stock options and restricted stock to certain executive officers, key employees, directors and independent contractors. Stock options have been granted for a fixed number of shares, vest equally over a three-year period and are valued using the Black-Scholes option pricing model. Stock grants have been awarded for a fixed number of shares with a value equal to the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recorded net of estimated forfeitures for the three and nine months ended March 31, 2016 and 2015 based on the stock-based awards that were expected to vest during such periods. Under the 2012 and 2015 Stock Incentive Plans, the Company can grant restricted stock, restricted stock units, options, or other equity based awards to employees, related parties, and unrelated contractors in connection with the performance of services provided to the Company by the awardees.

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

Loss Per Common Share

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2016 and 2015 were 42,354,648, 41,478,736, 27,507,759 and 27,530,653, respectively. Loss per common share from continuing operations for the three and nine months ended March 31, 2016 and 2015 was $(0.03), $(0.09), $(0.04) and $(0.09), respectively.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable is presented on the balance sheet net of estimated uncollectible amounts. Accounts receivable consist of commissions earned on funded loans waiting to be purchased. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts as of March 31, 2016 or June 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2016 (Unaudited)	June 30, 2015
Fixtures and equipment	$656,078	$623,834
Less: Accumulated depreciation	(402,383)	(345,829)
Property and equipment, net	$253,695	$278,005

Depreciation expense for the three and nine months ended March 31, 2016 was $20,892 and $61,287, respectively compared to depreciation expense for the three and nine months ended March 31, 2015 of $18,253 and $54,593, respectively.

NOTE 4 – STATEMENTS OF CASH FLOWS ADDITIONAL DISCLOSURES

Supplemental information for cash flows at March 31, 2016 and 2015 consist of:

	March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)
Supplemental Cash Flow Disclosures:
Cash paid for interest	$175,500	$48,615
Stock issued for services	$-	$-
Stock options issued to employees	$304,082	$72,573

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

For the three and nine months ended March 31, 2016, the Company recorded compensation expense of $62,500 and $187,500, respectively and a car allowance of $2,250 and $6,750, respectively, pursuant to the Agreement. For the three and nine months ended March 31, 2015, the Company recorded compensation expense of $60,000 and $169,003, respectively.

Other Directors

Jim Miller, one of the Company’s directors is a principal stockholder and director of a management company that provides two revolving warehouse lines of credit to the Company. Amounts outstanding on the credit lines as of March 31, 2016 and June 30, 2015 were $14,680,421 and $24,836,939 which were offset by $14,551,205 and $25,459,142 of funding receivables as of March 31, 2016 and June 30, 2015, respectively (See Note 8).

This entity also provided a line of credit to the Company that had an outstanding balance of $132,436 and $135,263 as of March 31, 2016 and June 30, 2015, respectively.

On February 7, 2013, the Company entered into a consulting agreement with an entity controlled by Michael Margolies, one of the Company’s directors. The agreement calls for monthly compensation of $15,000 per month for strategic advisory and investor relations services for each month that services are provided. For the three and nine months ended March 31, 2016 and 2015, the Company recorded consulting expense of $67,500, $105,000, $0 and $60,000, respectively. This director has at times agreed to suspend providing strategic consulting services to the Company to assist in the Company’s cash needs. Thus there was no expense for months when services were not provided. As of March 31, 2016, the Company has prepaid $15,000 of this consulting fee. Additionally, the Company pays for health insurance for Mr. Margolies which is currently at $3,700 per month.

On February 8, 2016, the Company, entered into short-term loan agreements each dated February 8, 2016 with Jim Miller and Richard Carrington, a shareholder of the Company. Under the terms of the loan agreements, the lenders each agreed to loan $125,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on February 9, 2016. Each loan is evidenced by a one-year 10% Convertible Promissory Note which each bear interest at 10% per annum. The notes are convertible at the lowest per share rate of common stock or common stock equivalents sold in a Qualified Offering by the Company. For purposes of this transaction, the term “Qualified Offering” means one or more offerings of debt or equity securities by the Company to non-affiliates in the aggregate amount of at least $1,000,000. In addition, each lender received one common stock purchase warrant for each $2.50 loaned to the Company. Each five-year warrant is exercisable at $0.011 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company. See Subsequent Events Note 17.

On November 13, 2014, the Company entered into a loan agreement with LB Merchant PSMH-1, LLC and LB Merchant PSMH-2, LLC, entities who are owners of convertible preferred stock and controlled by Mr. Margolies, a director of the Company. Under the terms of the loan agreement, the lenders each agreed to loan $70,000 for operating expenses of the Company and its operating subsidiary, as well as to fund growth of the Company. The funds were received by the Company on November 13, 2014. The loan is evidenced by a 10% Convertible Promissory Note which bears interest at 10% per annum with a maturity date of November 13, 2015, unless extended through mutual consent. The loan was repaid from proceeds received by the Company from the sale of Series E preferred stock in December 2014. In addition, the lenders received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 28,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

Former Directors

Effective January 1, 2011, the Company entered into an employment agreement with Jeff Smith to serve as its Executive Vice-President. Pursuant to the terms of the employment agreement, the Company agreed to pay an annual compensation of $200,000, a monthly car allowance of $700, and a monthly allowance of $1,290 for health benefits for Mr. Smith and his family. On January 1, 2014, the employment agreement was renewed for one year with annual compensation of $250,000. On December 24, 2014, the term of the employment agreement was amended to a month-to-month basis. Effective January 31, 2015, Mr. Smith resigned from all positions with the Company and its subsidiaries, and accordingly his employment agreement was not renewed. For the three and nine months ended March 31, 2015 the Company recorded compensation expense of $23,157 and $122,636, a car allowance of $2,100 and $4,900, and monthly health insurance benefits of approximately $292 per month.

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

On March 15, 2011, the Company entered into an employment agreement with a director of the Company at the time in connection with the acquisition of United Community Mortgage Corporation, now PSMI. The term of the employment agreement was for two years, with automatic one-year extensions unless notice is given by either party. The individual resigned as a director of the Company concurrent with the capital raise completed on February 5, 2013. The agreement provided for an annual base salary of $120,000 with increases based upon increases in originations at the respective branch and incentive payments upon securing additional branches for PSMI. In January 2015, the Company amended the agreement reducing the base compensation and adding in incentive compensation for recruiting. For the three and nine months ended March 31, 2016 and March 31, 2015, the Company recorded total compensation expense of $18,785, $88,204, $17,500 and $89,590, respectively.

Loans Receivable

Loans receivable from a former related party as of March 31, 2016 consists of:

	Original Loan	Balance due March 31, 2016 (Unaudited)	Balance due June 30, 2015
Secured loans to NWBO Corporation (NWBO)	$167,000	$86,888	$87,778

Accrued interest due from NWBO	-	8,175	4,228
	167,000	95,063	92,006
Less allowance for uncollectible amounts	-	-	-
	$167,000	$95,063	$92,006

The Company entered into two Commercial Security Agreements dated November 16, 2006 and February 16, 2007 with Nationwide By Owner (“NWBO”) securing the loan amount of $167,000 with 150,000 shares of the Company’s common stock held by NWBO.  On June 15, 2012, the Company renegotiated the security agreements with NWBO and agreed to amend (i) the annual interest rate on the security agreements to 6%, and (ii) the maturity dates to September 30, 2013. On May 13, 2014, the Company extended the maturity dates to October 15, 2014. All other terms and conditions of the Security Agreements remained the same. On September 8, 2015, the Company executed a note extension and general release agreement with NWBO which contains a general agreement among the parties that no further commitments are required by either side. It further allows NWBO to utilize its technology with other companies. Finally, the note extension calls for quarterly principal payments based on how many “installations” of the NWBO technology exist during the quarter.

The interest recorded for the three and nine months ended March 31, 2016 and March 31, 2015 was immaterial for all periods.

NOTE 6 – EMPLOYEE ADVANCES

From time to time the Company advances payroll amounts to employees. The advances are short-term in nature. Employee advances amounted to $70,294 and $56,851 as of March 31, 2016 and June 30, 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2016 (Unaudited)	June 30, 2015
Intangible assets not subject to amortization:
FHA "Full Eagle" status	$938,790	$938,790
Goodwill	1,809,429	1,809,429
State licenses	31,293	31,293
	2,779,512	2,779,512
Less: Impairments	-	-
Total	2,779,512	2,779,512

Intangible assets subject to amortization:
Customer lists	117,349	117,349
Less: Accumulated amortization – customer lists	(117,349)	(117,349)
Total	-	-

Total Intangible assets, net	$2,779,512	$2,779,512

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

NOTE 8 – WAREHOUSE LINES OF CREDIT

The Company has two warehouse lines of credit available as of March 31, 2016 for its funding of mortgage loans for a short term period.

(i)

On August 3, 2008, the Company entered into a warehouse line of credit agreement with a related party mortgage banker for up to $1,000,000 bearing an annual interest rate of 5%. On October 13, 2013, the warehouse line of credit was increased to $75,000,000 for the purpose of funding residential mortgage loans.  The warehouse line of credit matures on October 10, 2016. The outstanding balance on this line of credit as of March 31, 2016 was $912,216; and

(ii)

On November 18, 2011, the Company entered into a “Repo” warehouse line of credit agreement with a related party mortgage banker for up to $5,000,000 bearing an annual interest rate of 5% for funding residential mortgage loans. Pursuant to the terms of the agreement, the Company could be required to repurchase the loan subject to certain terms and conditions. On October 10, 2013, the warehouse line of credit was increased to $75,000,000 and now matures on October 10, 2016. The outstanding balance on this line of credit as of March 31, 2016 was $13,768,205.

The warehouse lines of credit provide short term funding for mortgage loans originated by the Company’s branch offices. The warehouse lines of credit are repaid when the loans are sold to third party investors, typically within 15 days for most loans. Subsequent to March 31, 2016, approximately 98% of the loans outstanding on the credit lines have been purchased by the secondary investors.

The Company does not intend to hold and service the loans. The Company had $14,551,205 in loans held for sale against the warehouse lines of credit as of March 31, 2016.

NOTE 9 – NOTES PAYABLE

On February 18, 2015, the Company executed a loan agreement, security agreement, and promissory note with an unrelated third party lender. The loan requires monthly interest only payments at 14% annually beginning March 1, 2015. The principle balance was originally set to mature on February 1, 2016. The original amount of the loan was $750,000 and could be increased to $1,000,000 at the sole discretion of the lender. The loan is secured by all the Company’s tangible and intangible assets, except as such assets are needed to meet the minimum net worth requirement of HUD. The Company incurred legal fees and other loan costs of $50,000 in the aggregate which were deducted from proceeds received by the Company. The loan restricts the amount of the proceeds that can be used to settle payables already incurred.

On October 1, 2015, the Company executed modifications to the loan agreement and related documents with the third-party lender. The modified documents exclude from the loan collateral any acceptable assets of PSMI that are necessary to satisfy the minimum net worth requirements as stipulated by HUD guidelines. The modifications also increased the interest rate to 18% annually.

On January 28, 2016, the Company, PSMI and WWYH entered into the Second Amendment to the Loan Agreement with the lender whereby the following amendments to the loan agreement were made:

●	The lender waived certain breaches of the loan agreement;
●	The maturity date of the note was changed to June 30, 2016;
●	The Company agreed to pay to the lender an amount equal to 0.50% of the principal amount of the note then outstanding immediately prior to any payoff;
●	Section 6(b)(ii) of the loan agreement was deleted in its entirety and amended and restated to revise the fixed charge coverage ratio terms;
●	Section 6(b)(iii) was added to the loan agreement to allow for a monthly loan production covenant; and
●	Section 6(s) was added to the loan agreement to require the Company to raise additional funds through debt or equity by specific dates.

The loan agreement amendment provided for a disbursement to the Company from the lender in the amount of $250,000 and for the issuance of warrants to the lender to purchase 100,000 shares of Common Stock of the Company exercisable at $0.011 terminating on January 28, 2021.

In connection with entering into the loan agreement amendment, the Company agreed to pay to the lender a loan modification fee of $7,500 and an origination fee of $12,500. The loan agreement amendment also included a full release of the lender from any claims as of the effective date of the loan agreement amendment.

In conjunction with the loan agreement amendment, on January 28, 2016, the Company entered into the Second Note Modification Agreement with the lender whereby the maturity date of the note was amended to June 30, 2016.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31, 2016 (Unaudited)	June 30, 2015
Credit card charges	$57,257	$77,103
Accrued payroll	206,470	248,594
Borrower escrows	32,843	161,325
Other liabilities	119,903	109,918
	$416,473	$596,940

NOTE 11 – STOCKHOLDERS’ EQUITY AND ISSUANCES

The Company’s capitalization at March 31, 2016 was 400,000,000 authorized common shares and 10,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

On October 23, 2015, holders of the Series D preferred shares converted 80 shares into 2,000,000 shares of common stock.

Preferred Stock

On February 17, 2016, the Company entered into a Stock Purchase Agreement with an unrelated party providing for the issuance and sale of $350,000 of the Company’s Series E 6% Convertible Preferred Stock (350 shares) at a purchase price of $1,000 per share (the “Series E Preferred Stock”). Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company equal to the quotient of (i) $1,000 (subject to adjustment for stock splits, stock dividends, recapitalizations, and the like) plus the amount of accrued but unpaid dividends, divided by (ii) the conversion price then in effect. The conversion price is $0.01, subject to adjustment, and the 350 shares issued in the first closing would be convertible into 35,000,000 common shares. If all of the shares of Series E Preferred Stock being offered were converted at the present conversion price, the Company would be obligated to issue 138,225,800 shares of common stock to the holders of the Series E Preferred Stock. The holders of Series E Preferred Stock are entitled to certain voting rights designated in the Second Amended & Restated Certificate of Designation for the series. Holders of the shares of Series E Preferred Stock are entitled to receive cumulative cash dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum from the date of issuance, payable quarterly in arrears on April 15, July 15, October 15 and January 15. The offering of the Series E Preferred Stock will terminate not later than March 31, 2016.

Wilmington Capital Securities, LLC (the “Placement Agent”) acted as exclusive placement agent for the offering. In accordance with the placement agent agreement for the offering, warrants to purchase 8% of the common stock into which the Series E Preferred Stock, sold in the offering, may be converted (the “Warrants”) will be issued in connection with the offering. The Warrants will be exercisable at $0.011 per share and will expire five years from their issuance date.

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

Following is the status of the share based incentive plans during the nine months ended March 31, 2016 and 2015:

2012 Stock Incentive Plan and 2015 Stock Incentive Plan

On December 12, 2011, the stockholders of the Company authorized and approved the 2012 Stock Incentive Plan (the “2012 Plan”) to issue up to 6,000,000 shares of Common Stock of the Company at $0.001 par value per share. The 2012 Plan became effective January 1, 2012.

Effective March 26, 2015, the Board of Directors of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”). Awards may be made under the 2015 Plan for up to 40,000,000 shares of common stock of the Company at $0.001 par value per share. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of ten years from the effective date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

On March 17, 2016, the Board of Directors granted four-year options to various employees to purchase an aggregate of 2,000,000 shares of common stock at $0.055 per share vesting over a three-year period. The options were granted under the Company’s 2015 Plan. The fair value of options was determined to be $37,694 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 209.49%, a four-year term and dividend yield of 0%. The options were executed subsequent to the end of the quarter.

On December 21, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 1,650,000 shares of common stock at $0.134 per share vesting over a three-year period. The options were granted under the Company’s 2015 Plan. The fair value of options was determined to be $145,517 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 145.32%, a four-year term and dividend yield of 0% and forfeiture rate of 50%. The options were executed during the current quarter.

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

On August 17, 2015, the Board of Directors granted four-year options to various employees to purchase an aggregate of 100,000 shares of common stock at $0.18 per share vesting over a three-year period. The options were granted under the Company’s 2015 Plan. The fair value of options was determined to be $7,805 calculated using the Black-Scholes option pricing model using the assumptions of risk free discount rates of 0.33%, volatility of 118.47%, a four-year term and dividend yield of 0%.

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

As of March 31, 2016, the Company has granted 5,450,004 shares of common stock or stock options to employees and a consultant under the 2012 Plan and 549,996 common shares remained unissued and available for future issuances under the 2012 Plan. Under the 2015 Plan, the Company has granted 20,975,000 options and 19,025,000 remained unissued and available for future issuance under the 2015 Plan

A summary of stock option activity for the last two years is as follows:

	For the nine months ended March 31,
	2016		2015
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of the period	24,760,000	$0.13	3,160,000	$0.17
Options granted	4,400,000	0.11	1,800,000	0.035
Options exercised	-	-	-	-
Options forfeited/expired	(3,983,334)	0.20	(741,667)	0.24
Options outstanding at end of the period	25,176,666	$0.12	4,218,333	$0.10

Options exercisable as of March 31	5,078,333	$0.07	233,333	$0.31

Other Stock Issuances

The Company did not issue any common stock for either the three or nine months ended March 31, 2016 or 2015, except for the conversion of preferred shares, as described above.

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

Total common shares issued and outstanding at March 31, 2016 was 42,354,648.

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

On September 12, 2014, the Company entered into a loan agreement with Mr. Smith, as described in Note 5. In connection with entering into the loan agreement, Mr. Smith received four tenths (0.40) of one common stock purchase warrant for each $1.00 loaned to the Company (totaling 48,000 warrants). Each five-year warrant is exercisable at $0.40 per share, subject to adjustment in the event of the issuance of additional common shares or common stock equivalents at less than the exercise price. The warrants also provide for cashless exercise. The warrants are not transferable or assignable without the prior consent of the Company.

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

The Company has a total of 3,782,810 warrants outstanding as of March 31, 2016 at exercise prices ranging between $0.011 and $0.44. The warrants have expiration dates ranging from February 5, 2018 through February 8, 2021.

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

The Company’s outstanding options and warrants to acquire common stock totaled 28,959,476 as of March 31, 2016. These common stock equivalents may dilute earnings per share.

Basic and diluted loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock because the effect would be anti-dilutive. The weighted average number of common shares outstanding during the three and nine months ended March 31, 2016 and 2015 were 42,354,648, 41,478,736, 27,507,759 and 27,530,653, respectively. Loss per common share from continuing operations for the three and nine months ended March 31, 2016 and 2015 was $(0.03), $(0.09), $(0.04) and $(0.09), respectively.

NOTE 13 – COMMITMENTS

Assets pledged as security

On February 17, 2015, the Company executed a note in the amount of up to $1,000,000 and a related security agreement with Quintium Private Opportunities Fund, LP. As of March 31, 2016, $1,000,000 of the note has been disbursed and is outstanding. The original loan documents contained a pledge of all the assets of the Company’s wholly owned subsidiaries, including PSMI. On October 1, 2015, the first loan amendment was executed. Per the amendment, the pledge of assets now excludes any such assets as are needed to maintain PSMI’s adjusted net worth as required by HUD.

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

The Company leases office space for its branches and property and equipment under cancellable and non-cancellable lease commitments. The monthly rent for office premises and property and equipment is $90,268. The leases expire between March 2016 and December 2018. Total rent expense recorded for the three and nine months ended March 31, 2016 and 2015 was $217,351, $690,019, $218,442 and $557,243, respectively.

Total minimum lease commitments for branch offices and property and equipment leases at March 31, 2016 are as follows:

For the year ended June 30,	Amount
2016	$136,770
2017	185,947
2018	153,997
2019	32,119
2020	3,834
Total	$512,667

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

The fair value of all the assets and liabilities, other than those specifically discussed in the following sentences, we determined using level 2 inputs. Warehouse lines of credit and loans held for sale which were both determined using level 1 inputs, while intangible assets which were determined using level three inputs. The carrying amounts and fair values of the Company’s financial instruments at March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$496,110	$496,110	$898,200	$898,200
Restricted cash	732,500	732,500	732,500	732,500
Accounts receivable	661,141	661,141	987,635	987,635
Loans held for sale	14,551,205	14,551,205	25,459,142	25,459,142
Prepaid expenses	115,351	115,351	98,505	98,505
Loans receivable	86,888	86,888	87,778	87,778
Employee advances	70,294	70,294	56,851	56,851
Security deposits	45,891	45,891	56,017	56,017
Intangible assets	2,779,512	2,779,512	2,779,512	2,779,512

Financial liabilities:
Accounts payable	$1,071,278	$1,071,278	$1,077,788	$1,077,788
Line of credit – related party	132,436	132,436	135,263	135,263
Warehouse lines of credit - related party	14,680,421	14,680,421	24,836,939	24,836,939
Notes payable – related party	355,453	355,453	120,000	120,000
Notes payable – non related party	1,000,000	1,000,000	750,000	750,000
Preferred dividends payable – related party	1,753,256	1,53,256	801,333	801,333
Preferred dividends payable – non related party	937,024	937,024	442,050	442,050
Accrued liabilities	416,473	416,473	596,940	596,940
Borrower escrows	32,244	32,244	76,660	76,660

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

There is no certainty that the Company will be successful in these initiatives in a timely enough manner to curtail the continuing consolidated losses and meet short-term debt obligations.

NOTE 16 - CONCENTRATIONS

Concentration of Warehouse Lenders

The Company entered into two warehouse line of credit agreements with a mortgage banker whose former Executive Vice President is a member of the Board of Directors of the Company, for up to $75,000,000 each, bearing annual interest rates of 5% each, for funding residential mortgage loans. Per the terms of the agreements, the Company could be required to repurchase the loans subject to certain terms and conditions. The outstanding combined balance on these two warehouse lines of credit as of March 31, 2016 was $14,680,421. Subsequent to March 31, 2016, approximately 98% of the loans outstanding on the credit lines have been purchased by investors.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016. As of March 31, 2016, the Company’s bank balances in some instances exceed FDIC insured amounts.

NOTE 17 – SUBSEQUENT EVENTS

Default of Secured Debt

As of March 31, 2016, we did not comply with a covenants set forth in the loan agreement with a secured, unrelated third party lender. In addition, we failed to meet loan production requirements, which is a covenant of the loan agreement. As a result, we are currently in default of the loan agreement and the secured lender may foreclose on our assets. We are currently in discussions with the secured lender to obtain a waiver of the events of default.

Default on Repayment of Bridge Loans

The bridge loans issued in February 2016 with a principal balance of $250,000 had a maturity date of May 8, 2016. The Company failed to make the principal and interest payments due on that date and is currently in default on these notes. The Company is working with the lenders to extend the maturity dates although there are no assurances that the Company will be successful in doing so. If an event of default remains un-cured on these loans, it would cause a default under our loan agreement with Quintium Private Opportunities Fund, L.P.

Sale of Preferred Stock

On April 6, 2016, the Company, entered into a Stock Purchase Agreement with LB Merchant PSMH-4, LLC, a Florida limited liability company (the “2016 Series E SPA”) providing for the issuance and sale of $512,500 of the Company’s Series E Preferred Stock (512.5 shares) at a purchase price of $1,000 per share. The 512.5 shares issued in the closing would be convertible into 51,250,000 common shares. If all of the outstanding shares of Series E Preferred Stock sold as of the present date were converted at the present conversion price, the Company would be obligated to issue 189,475,800 shares of common stock to the holders of the Series E Preferred Stock. The offering of the Series E Preferred Stock was extended to April 6, 2016 and terminated thereafter.

In accordance with the placement agent agreement for the offering, warrants to purchase 8% of the common stock into which the Series E Preferred Stock, sold in the offering, may be converted were issued in connection with the offering. The warrants are exercisable at $0.011 per share and will expire five years from issuance date.

Pursuant to the provisions of the Certificates of Designation for the Series A Preferred Stock and Series B Preferred Stock regarding adjustments in conversion price, because the Company issued and sold additional shares at a price less than the current $0.12 conversion price of the Series A Preferred Stock and Series B Preferred Stock, the conversion price was adjusted to $0.08 per share. After this adjustment to the conversion price of the Series A Preferred Stock and Series B Preferred Stock and taking into account accrued dividends as of March 31, 2016, the Series A Preferred Stock and Series B Preferred Stock would convert into a total of 91,200,000 shares of Common Stock (adjusted from 58,425,000).

Pursuant to the provisions of the Certificates of Designation for the Series C Preferred Stock and Series D Preferred Stock regarding adjustments in conversion price, because the Company issued and sold additional shares at a price less than the current $0.04 conversion price of the Series C Preferred Stock and Series D Preferred Stock, the conversion price was adjusted to $0.03 per share. After this adjustment to the conversion price of the Series C Preferred Stock and Series D Preferred Stock and taking into account accrued dividends as of March 31, 2016, the Series C Preferred Stock and Series D Preferred Stock would convert into a total of 133,367,400 shares of Common Stock (adjusted from 95,940,000).

The 1,140,000 Common Stock Purchase Warrants issued in February 2013, contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.44), the adjusted exercise price of these warrants became $0.04 at the closing of the Series E SPA.

The 994,810 Common Stock Purchase Warrants issued in February, March, and April 2014, contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.10), the adjusted exercise price of these warrants became $0.04 at the closing of the Series E SPA.

The 48,000 Common Stock Purchase Warrants issued in September 2014 contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.125), the adjusted exercise price of these warrants became $0.05 at the closing of the Series E SPA.

The 1,600,000 Common Stock Purchase Warrants issued in December 2014 and January and February 2016 contained provisions requiring adjustment to the exercise price in the event the Company were to issue or sell additional shares of Common Stock pursuant to convertible securities or Common Stock equivalents at a price per share less than the exercise price of these warrants. Given the exercise price of the Series E Preferred Stock of $0.01 (less than the exercise price of the Common Stock Warrants of $0.11), the adjusted exercise price of these warrants became $0.01 at the closing of the Series E SPA.

Assuming the issuance of all of the shares of Series E Preferred Stock, and the restating of the conversion price of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, the Company will not have sufficient shares of Common Stock to reserve for 130% of the shares issuable upon conversion of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock as required in the Series E SPAs, the Series A & B SPA and the Series C & D SPA. Pursuant to the terms of these agreements, the Company is required to amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock at its next annual shareholders’ meeting or upon request by a majority of the preferred Series E shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2016, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

Plan of Operation

We intend to continue the build out of our divisional strategy. Under our divisional strategy, we allow very seasoned operators to join our platform and operate as divisions and DBA’s of our wholly owned subsidiary PSMI. This approach has allowed us to devise true long lasting partnerships with the individuals who have already achieved success in our industry. We believe our divisional strategy will be a key component to us achieving sustainable profitability.

Like most lenders in our industry, our production volumes have fluctuated greatly over the last two years. The following table represents a production matrix reflecting our past production by number of loans and dollar volume:

Nine months ended March 31,	Number of Loans	Dollar Production
2016	1,016	$253,891,506
2015	1,072	$239,236,527

As a result of the market consolidation in the mortgage banking industry, we continue to recruit and onboard new entities, as well as work with existing offices to increase their loan originators, locations, and production.  During the nine months ended March 31, 2016, we launched four divisions while closing several under-performing retail offices. We anticipate these divisions will add significantly to our production numbers in future quarters.

We will continue to recruit loan originators and existing mortgage banking or broker operations as we believe our current infrastructure can support a significant scaling of operations without the need for additional resources or capital.

Results of Operations

Our consolidated results of operations for the three and nine months ended March 31, 2016 and 2015, include the operating results of our wholly-owned subsidiary WWYH, Inc. (an inactive company) and results of operations of PSMI.

We reported a net loss of $865,991 and $2,401,436 for the three and nine months ended March 31, 2016 compared to a loss of $638,218 and $1,937,214 for the same periods ended March 31, 2015. The increase in our net loss for the current three month period is related to increased interest expense and unprofitable offices which have since been closed. For the nine-month period, our loss was greater in the current nine months as the Box Home Loan division contributed less profit in the current period than it did in the prior period.

Revenues

Total revenues decreased by $(2,076,221) and increased by $319,174 to $3,066,264 and $11,682,111 for the three and nine months ended March 31, 2016, as compared to $5,142,485 and $11,362,937 for the same periods in 2015.  We closed 1,016 loans for a total loan production of $253,891,506 during the nine months ended March 31, 2016, as compared to 1,072 loans for a total production of $239,236,527 for the comparable prior year period.  Our revenues were higher in the current nine month period even with slightly fewer loans as more loans came from offices in California in the current period, which generally contain higher loan balances. Our revenue per loan increased by $898, or approximately 8.5%. The increase in revenue per loan in the current nine-month period is a direct result of loan mix as a higher percentage of loans in the current period were government loans versus conventional loans.

Operating Expenses

Our total operating expenses decreased by $(1,610,532) and increased by $953,337 to $3,844,983 and $13,912,736 for the three and nine months ended March 31, 2016, as compared to $5,455,515 and $12,959,399 for the comparable periods in the prior year. The decrease in the current three month period is directly related to the operation of not having costs associated with our former Box Home Loan Division. The increase in current nine month period is due to opening of additional offices. Commission expense for the three and nine months ended March 31, 2016 and 2015 were $445,055, $2,000,892, $1,077,914 and $2,317,703, respectively. As a percentage of revenue, commission expense was less in the current three and nine month periods compared to prior periods (14.5%, 17.1%, 41.0% and 20.1%) as the Company has moved more originators, especially branch managers, to salary only compensation plans. Salaries were $1,454,101 and $4,507,934 for the three and nine months ended March 31, 2016 compared to salaries of $1,563,893 and $4,606,174 for the comparable prior year period.

Advertising expense relates primarily to costs associated with generating leads and maintaining contact with borrowers. Advertising expenses were $178,511 and $467,618 for the three and nine months ended March 31, 2016, respectively, compared to $140,832 and $413,319 for the three and nine months ended March 31, 2015, respectively. The increases are a result of additional offices in the current period. For the three and nine months ended March 31, 2016, investor relations expense was $82,500 and $120,000, compared to $0 and $60,000 in the three and nine months ended March 31, 2015. Legal and professional fees were $114,956, $ 1,001,855, $438,204 and $827,790 for the three and nine month periods ended March 31, 2016 and 2015, respectively. The changes between the periods relate directly to the former Box Home Loan division. We contracted out a third party service to provide processing and underwriting services so professional fees were significantly higher in periods Box was on our platform (February 2015 through October 2015). Total rent expense was $217,351, $690,019, $218,442 and $557,243 for the three and nine months ended March 31, 2016 and 2015, respectively. Rents were higher in the current nine month period due to opening more offices in 2016 compared to 2015.

Stock bonus related to the amortization of the value of stock options issued to employees was $94,574 and $304,081 for the three and nine months ended March 31, 2016 compared to $41,357 and $72,573 in the prior year period. We issued nearly 22,000,000 options during the first six months of calendar 2015. The value of the options amortizes over the vesting period of thirty-six months. Depreciation and amortization were $20,891, $61,287, $32,985 and $100,730 for the three and nine months ended March 31, 2016 and 2015, respectively. Our asset balances were significantly lower in the current period based on utilizing some of our assets in the prior year to re-purchase shares of stock from former employees.

Non-operating income (expense)

We incurred non-operating expense of $87,272, $170,811, $325,188 and $340,752 for the three and nine months ended March 31, 2016 and 2015, respectively. The single largest contributor in the current three and nine month periods was interest expense which totaled $89,586 and $175,500, respectively. The increase in interest expense relates to the short-term note with Quintium Advisors, LP that we entered into in February 2015. In the prior period, interest expense contributed for a significant amount of the balance as did as a write-down of intangible assets in the amount of approximately $296,941 during the prior three and nine-month periods.

Liquidity and Capital Resources

Our cash and cash equivalents were $496,110 as of March 31, 2016, compared to $898,200 as of June 30, 2015. As shown in the accompanying consolidated financial statements, we recorded a net loss of $2,401,436 for the nine months ended March 31, 2016, compared to a net loss of $1,937,214 for the comparable prior year period. Our current assets were less than our current liabilities by $4,576,004 as of March 31, 2016. We have never generated an annual net income. We believe the successful roll out of our divisional strategy, certain cost saving initiatives and the closing of certain under-performing offices should allow us to reduce our losses and ultimately achieve profitability. Our growth strategy includes adding additional branch offices and loan officers to generate additional production. There is no assurance that our current working capital will allow us to pursue our growth strategy, and in order to expand our business, we may need to sell additional shares of our common stock or borrow funds from private lenders to help finance the anticipated growth. There are no assurances that we can raise additional capital if necessary, and as such, our liquidity and capital resources may be adversely affected.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2016 was $8,933,483 resulting primarily from our net loss of $(2,401,436), which included deprecation of $61,287 and amortization of stock options of $304,082. It also included a pay down of accounts payable and accrued liabilities amounting to $(186,977), sale of our loans held for sale amounting to $10,907,937 and collection of our accounts receivable in the amount of $326,495. Net cash used by operating activities in the prior nine-month period was $(29,537,000), resulting primarily from our net loss of $(1,937,214), which included depreciation of $100,730 and amortization of stock options amounting to $72,573. It also included an increase of $(28,213,389) in mortgage loans held for sale, an increase in accounts receivable of $(784,894) and an increase in accounts payable and accrued liabilities of $974,468.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016, was $(27,809) resulting from $(44,698) in purchases of property and equipment, a $10,125 return of security deposits and cash proceeds of $7,034 on the sale of property & equipment. For the nine months ended March 31, 2015, net cash used in investing activities was $(11,621) which was a result of cash used to purchase property and equipment totaling $(10,000) and net cash paid for security deposits in the amount of $(1,621). We do not currently have material commitments for capital expenditures and do not anticipate entering into any such commitments during the next twelve months.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2016 amounted to $(9,307,764). The largest contributors were proceeds on our warehouse line of credit amounting to $253,891,506 and cash payments on the warehouse lines amounting to $(264,048,024). Additionally, we received $350,000 for the sale of preferred stock, $250,000 relating to a note payable to nonrelated party and $250,000 relating to note payable from related parties. Net cash provided by financing activities for the nine months ended March 31, 2015 was $29,375,408, primarily resulting from cash proceeds from related and nonrelated warehouse lines of credit exceeding repayments on those same lines by $27,727,568. Also contributing were proceeds from the sale of preferred stock in the amount of $787,200, proceeds from loan receivable of $141,531, proceeds from a related part note payable of $120,000 and proceeds from a non related party note payable of $750,000.

As a result of the above activities, we experienced a net decrease in cash of $402,090 for the nine months ended March 31, 2016. Our ability to continue as a going concern is still dependent on our success in attracting profitable and stable mortgage businesses to join our lending platform, expanding our divisional strategy, expanding the business of our existing branches, raising temporary operating cash, and controlling our costs as we execute our growth and expansion plans.

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

Share Based Payment Plan

Under the 2012 and 2015 Stock Incentive Plans, we can grant stock or options to employees, related parties and outside contractors in connection with the performance of services provided to us by the awardees. We use the fair value method to account for employee stock compensation costs and to account for share based payments to non-employees.

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

Accounting Standards Update 2015-07— Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the guidance under ASU 2015-07 and have not yet determined the impact, if any, on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2015, a former vendor filed a claim alleging breach of a certain contract that involved among other things, the vendor providing five year post marketing campaigns to previous borrowers. Although there have been no material events pertaining to this litigation, we continue to fight the claim vigorously.

On September 22, 2015, The Marriott International, Inc. filed a suit against the company for breach of an alleged contract. The suit claims the Company cancelled two conferences (one in June 2015 and one for January 2016) and claims the Hotel lost revenue including room and food and beverage revenue. There has not been any material events pertaining to this litigation and the Company continues to review the merits of the case and intends to fight the case vigorously.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

We incurred a consolidated net operating loss from continuing operations of $2,401,436 for the nine months ended March 31, 2016. We have never achieved an annual profit. Unless we are able to reverse or mitigate the losses through onboarding profitable operations and making all current office locations profitable, we may not be able to be profitable or to continue operations under our current operating model.

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

We are currently not in compliance with HUD adjusted net worth requirements and HUD has inquired as to a possible significant event that we may have failed to report to them. The inability to maintain our HUD license would have a material adverse effect on our business and our business may fail.

At various times during the nine months ended March 31, 2016, and as of the period ended March 31, 2016, we failed to meet HUD adjusted net worth requirements. Further, we have not yet completed our annual recertification with HUD. The recertification was due on or before September 30, 2015. On October 1, 2015, we filed a notice of material event with HUD detailing that we had not meet the HUD minimum net worth requirement due to the pledge of assets relating to the loan with Quintium Opportunities Fund, LP. The recertification process is expected to be completed during the second calendar quarter of 2016.

Additionally, HUD has contacted us inquiring about a settlement agreement we made with the New York Department of Financial Services. HUD’s inquiry was to determine if this was a significant event that we failed to report to them. We are in communication with HUD as to our plan for compliance, which includes raising additional capital and reducing expenses. Although management believes our plan to cure our net worth deficiency will be acceptable to HUD and that our communication surrounding the events and circumstances with our settlement with the New York Department of Financial Services did not constitute a material reportable event to HUD, there are no assurances that HUD will agree with our position and plan. HUD has many options available in terms of next steps which could be as simple as accepting our responses and monitoring plan or challenging as asking us to appear before the Mortgage Review Board. The inability to maintain or HUD license would have a material adverse effect on our business and our business may fail.

Any judgments obtained against us may trigger an event of default under our secured debt. In the event of default occurs, our secured creditor could foreclose on all of our assets, which would have a material adverse effect on our business and our business may fail.

As disclosed above, there are currently two legal proceedings ongoing against us. Although there are currently no other material legal proceedings either currently or anticipated, there is no assurance that we will not be involved in any other material legal proceedings in the future and there is no assurance that we will prevail in our current legal proceedings. Under the loan agreement governing our secured debt, a judgment obtained against us could trigger an event of default. If triggered, an event of default would give our secured creditor the right to foreclose on all of our assets. If our secured creditor forecloses on all of our assets, our business would fail.

See also “Item 1A – Risk Factors” as disclosed in Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on October 13, 2015.

We are currently in default of a loan agreement with a secured lender. If we fail to obtain a waiver from the secured lender or if we fail to cure the defaults, the secured lender may foreclose on our assets and our business may fail.

As of March 31, 2016, we failed to meet a covenant regarding fixed coverage contained in the loan agreement with Quintium Private Opportunities Fund, LP. In addition, in April 2016, we failed to meet a covenant regarding loan production contained in the loan agreement. Pursuant to the loan agreement, any uncured default of any covenant results in an event of default. As a result, we are currently in default of the loan agreement and, as such, Quintium may foreclose on all of our assets covered by the security agreement with Quintium. Although we are currently in discussions to obtain a waiver from Quintium of the events of default under the loan agreement, there is no assurance we will be able to obtain a waiver and keep Quintium from foreclosing. If Quintium initiates foreclosure of the secured assets, our business may fail.

Item 3. Defaults Upon Senior Securities

As of March 31, 2016, we failed to meet a covenant regarding fixed coverage contained in the loan agreement with Quintium Private Opportunities Fund, LP. In addition, in April 2016, we failed to meet a covenant regarding loan production contained in the loan agreement. Pursuant to the loan agreement, any uncured default of any covenant results in an event of default. As a result, we are currently in default of the loan agreement and, as such, Quintium may foreclose on all of our assets covered by the security agreement with Quintium. We are currently in discussions to obtain a waiver from Quintium of the events of default under the loan agreement but there is no assurance we will be able to obtain a waiver and keep Quintium from foreclosing.

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

PSM HOLDINGS, INC.

Date: May 23, 2016	By:	/s/ Kevin Gadawski
Kevin Gadawski, President, CEO & CFO (Principal Executive and Financial Officer)